Form 10-Q
period 1996-07-31
EMBRYO DEVELOPMENT CORP
filed 1996-09-10
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended July 31, 1996

                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

Commission File Number:       33-92366

                       EMBRYO DEVELOPMENT CORPORATION
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                       750 Lexington Avenue, Suite 2750
                         New York, New York 10022
                  (Address of principal executive offices)

                                   10022
                                 (Zip Code)

                             (212) 355-8484
          (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X   No




   Class                            Outstanding at September 6, 1996
Common Stock                                    4,695,000







                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
               For the Three Months Ended July 31, 1996

                           TABLE OF CONTENTS

                                                  Page to Page





Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows...............................3

Notes to financial statements........................4-5

Management's discussion and analysis
of financial condition and result
of operations........................................6-7

Part II. - Other information...........................8

Signatures.............................................9














EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                               July 31, 1996


     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $    663,356
  Investments in available-for-sale securities                   758,695
  Accounts receivable                                             23,755
  Interest receivable                                             32,001
  Inventories                                                     31,401
  Prepaid expenses and other current assets                      110,479
     Total current assets                                      1,619,687

INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES                   1,549,089

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $2,101                                           23,098

LICENSED TECHNOLOGY, net of accumulated
 amortization of $274,525                                      1,335,475

OTHER ASSETS                                                      91,668
                                                            $  4,619,017
                                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $     34,111
     Total current liabilities                                    34,111

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value; authorized 30,000,000
   shares; 4,695,000 issued and outstanding                          470
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding                          600
 Additional paid-in-capital                                    8,403,638
 Unearned compensation                                        (1,818,750)
 Deficit accumulated during the development stage             (2,001,052)
     Total equity                                              4,584,906

                                                            $  4,619,017



                                   -1-



                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS





                                          THREE MONTHS ENDED  Cumulative
                                               JULY 31,         During       1996    1995   Development
                                                                 Stage
                                      (Uuaudited)       (Unaudited)         (Unaudited)

REVENUES                             $    6,565  $    35,000  $   154,338
COSTS AND EXPENSES:
  Cost of sales                           5,077         -          97,127
  General and administrative            321,876       42,750      759,302
     Research and development            38,528                             571,294
  Amortization                           57,500       41,429      274,525
  Interest (income)expense              (38,435)     284,500      453,142
                                        384,546      368,679    2,155,390

NET LOSS                             $ (377,981) $  (333,679)   $(2,001,052)

NET LOSS PER SHARE                   $     (.08)    $      (.11)        $      (.54)

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING                          4,691,685    3,030,000    3,728,772





















                                   -2-

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS


                                          THREE MONTHS ENDED  Cumulative
                                               JULY 31,         During       1996    1995   Development
                                                                 Stage
                                      (Uuaudited)             (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                            $ (377,981) $ (333,679)  $(2,001,052)
 Adjustments to reconcile net loss to net
  cash(used in) pprovided by
  operating activities:
   Depreciation and amortization         58,667     311,429       816,627
   Non-cash consideration - consulting              141,250          -      238,750
   Non-cash consideration - research
    and development                         -           -           440,000
   Changes in operating assets
    and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                 2,005         -         (23,755)
      Interest receivable                   624         -         (32,001)
      Inventories                        (9,125)        -         (31,401)
      Prepaid expenses and other
       current assets                   (25,035)     (6,250)     (110,479)
      Other assets                      (20,002)        -         (91,668)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses          (4,547)      33,500               34,111
 Total adjustments                      143,837     338,679      (1,240,184)
 Net cash (used in) provided by
  operating activities                 (234,144)      5,000      (760,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (purchase) sale of investments     496,520         -      (2,307,784)
 Purchase of licensed technology            -           -        (450,000)
 Purchase of property and equipment      (7,887)        -         (25,200)
   Net cash (used in) provided by
   investing activities                 488,633         -      (2,782,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt             -       175,000       300,000
 Proceeds fro issuance of stock             -           -         120,000
 Repayment of debt                          -           -        (550,000)
 Proceeds of stock offering, net of
  deferred costs                            -       (50,919)    4,337,208
   Net cash provided by financing
   activities                               -       124,081     4,207,208

NET INCREASE IN CASH AND CASH EQUIVALENTS           254,489      129,081              663,356

CASH AND CASH EQUIVALENTS at
 beginning of period                    408,867     245,000           -

CASH AND CASH EQUIVALENTS at end of period       $  663,356   $  374,081          $   663,356

                                   -3-
                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JULY 31, 1996


1.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods
ended July 31, 1996 and July 31, 1995.   The financial statements should be
read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1996. The results of operations for the three month periods ended July 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.



2.   Inventories:

     Inventories at July 31, 1996 consist principally of finished goods.


3.   Investments in Available-for-Sale Securities:

     Investments in available-for-sale securities consist of the following at July 31, 1996:

           Current:
             Guaranteed by the U.S. Government:
                Federal Farm Credit Notes              $  259,778
                Federal Home Loan Notes                   250,000
             Corporate commercial paper                   248,917
                                                       $  758,695

           Non-current:
             Guaranteed by the U.S. Government:
                Federal National Mortgage Notes        $  298,886
                Federal Farm Credit Notes                 250,000
                U.S. Treasury Notes                     1,000,203
                                                       $1,549,089


4.   Stockholders' Equity:

     Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JULY 31, 1996
                              (Continued)



5.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $-0- for the three months ended July 31, 1996 and 1995 and $25,698 cumulative during the development stage.

     The Company paid income taxes of $5,030 and -0- for the three months ended July 31, 1996 and 1995 and $5,322 cumulative during the development stage.

     In July 1996, the Company issued 5,000 shares of common stock to its medical advisory board for services. The value of the common stock granted ($17,500) was charged to operations in July 1996.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources

    The Company had net working capital of $1,585,576 at July 31, 1996 which is primarily due to the receipt of the proceeds from the public offering which was completed in November 1995. Additionally, the Company has invested approximately $1,500,000 of these proceeds in long-term investments. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the three months ended July 31, 1996 reflects cash used in operating activities of approximately $234,000. This use of cash is primarily attributable to general and administrative expenses, Company start-up costs, and product development. Net cash provided by investing activities approximated $489,000 representing the sale of short-term investments which was used to fund operations and increase the cash and cash equivalents balance by $254,000 as of July 31, 1996.

     The Company expects to incur substantial expenditures over the next
 12-15 months for product development and to implement its sales and marketing plans. The Company's management believes that the net proceeds from the offering which is held in short and long-term investments will be sufficient to fund its liquidity needs for at least the next 12 months.


Results of Operations

     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks and of developing a marketing strategy for the C.F. Medical Devices.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception of $154,338 is primarily a result of the sale of the C.F. Medical Devices. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $2,001,052 as of July 31, 1996. The Company expects to continue to incur operating losses until such time it can generate significant revenues from the sale of its products.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)



Plan of Operation

     In May of 1996 the Company entered into contracts with two different firms to commence final design and manufacture of the Safety Needle, one of the medical devices developed by Dr. Lloyd Marks. Toward that end, the Company will also implement the manufacture of prototypes for this medical device and hold focus groups with various medical professionals to refine and enhance the device. The Company anticipates the development of a marketing strategy and seeking FDA approval for this device in the next nine (9) months.

     During the next nine (9) months, the Company will also continue to conduct market research studies on the other six (6) medical devices it has licensed from Dr. Marks in order to determine which of the devices are most commercially marketable. The review will also include an analysis of the most efficient way to market each of the devices. The Company will determine if it is more efficient to license the products to third parties for development or to develop and market the products itself. Within 15 months the Company intends to implement the development and marketing of the most
commercially viable and potentially profitable medical devices.   The Company
also intends to undertake clinical and beta tests to evaluate the products as they are being developed. The Company may enter into discussions with unaffiliated third parties that may be able to utilize, develop or market the devices in either a cooperative joint venture or as a licensee. The relationship may also assist the Company in the preparation of applications to the Food and Drug Administration in order to receive approval to market the devices in the United States.

     The Company also will seek to increase revenues from the sale of the C.F. Medical Devices primarily through increased advertising and demonstrations to the appropriate interest groups. The Company is also investigating the possibility of acquiring additional products which pertain to the emergency medical sector.

     The Company believes that the proceeds received from the offering will provide sufficient capital to fund the Company's operations for the next 12 months.

PART II- OTHER INFORMATION

          Item 1. - Legal Proceedings.
          Not applicable.

          Item 2. - Changes in Securities.
          Not applicable.

          Item 3. - Defaults Upon Senior Securities.
          Not applicable.

          Item 4. - Submission Of Matters To A Vote Of Security Holders. Not applicable.

          Item 5. - Other Information.
          Not applicable.

          Item 6. - Exhibits And Reports on Form 8-K.
          Not applicable.

                               Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           EMBRYO DEVELOPMENT CORPORATION




                                           By: /s/ Donn M. Gordon
                                               Donn M. Gordon
                                               Chief Executive  Officer




                                          By: /s/ Matthew L. Harriton
                                              Matthew L. Harriton
                                              Chief Financial Officer

Dated: September 6, 1996