Form 10QSB
period 1996-10-31
EMBRYO DEVELOPMENT CORP
filed 1996-12-16
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended October 31, 1996

                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
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




   Class                            Outstanding at December 6, 1996
Common Stock                                    4,695,000







                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
               For the Six Months Ended October 31, 1996

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

Notes to financial statements........................4-5

Management's discussion and analysis
of financial condition and result
of operations........................................6-7

Part II. - Other information...........................8

Signatures.............................................9

EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                             October 31, 1996

     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $    165,091
  Investments in available-for-sale securities                 1,065,982
  Accounts receivable                                             30,539
  Interest receivable                                             38,373
  Inventories                                                     67,768
  Prepaid expenses and other current assets                       82,160
     Total current assets                                      1,449,913

INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES                   1,549,224

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $3,754                                           21,445

LICENSED TECHNOLOGY, net of accumulated
 amortization of $332,025                                      1,277,975

OTHER ASSETS                                                      86,667
                                                            $  4,385,224
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $     95,889
     Total current liabilities                                    95,889

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value; authorized 30,000,000
   shares; 4,695,000 issued and outstanding                          470
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding                          600
 Additional paid-in-capital                                    8,403,638
 Unearned compensation                                        (1,695,000)
 Deficit accumulated during the development stage             (2,420,373)
     Total equity                                              4,289,335

                                                            $  4,385,224

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS




                                  SIX MONTHS ENDED      THREE MONTHS ENDED      Cumulative
                                    OCTOBER 31,             OCTOBER 31,           During
                                  1996         1995       1996         1995   Development
                                                                    Stage
                               (Unaudited) (Unaudited)(Unaudited) (Unaudited)  (Unaudited)


REVENUES                $   31,831          $   54,481          $   25,266     $    19,481    $   179,604
COSTS AND EXPENSES:
  Cost of sales             22,483               5,046              17,406           5,046     114,533
 General, selling
    and administrative     641,552              40,650             319,676          16,650      1,078,978
 Research and development   93,782              37,500              55,254          18,750        626,548
  Amortization             115,000              88,215              57,500          46,786        332,025
  Interest and other
   (income)expense         (43,684)            554,500              (5,249)        270,000        447,893
                           829,133             725,911             444,587         357,232      2,599,977

NET LOSS                $ (797,302)         $ (671,430)         $ (419,321)    $  (337,751)   $(2,420,373)

NET LOSS PER SHARE      $     (.17)         $     (.22)         $     (.09)    $      (.11)   $      (.62)

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING             4,693,342           3,030,000           4,695,000       3,030,000      3,874,737















                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                          SIX MONTHS ENDED    Cumulative
                                             OCTOBER 31,        During
                                          1996        1995   Development
                                                                 Stage
                                      (Unaudited)(Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                            $ (797,302) $ (671,430)  $(2,420,373)
 Adjustments to reconcile net loss to net
  cash(used in) pprovided by
  operating activities:
   Depreciation and amortization        117,820     618,715       875,780
   Non-cash consideration - consulting  265,000          -        362,500
   Non-cash consideration - research
    and development                         -           -         440,000
   Changes in operating assets
    and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                (4,779)        -         (30,539)
      Interest receivable                (5,748)        -         (38,373)
      Royalties receivable                  -       (12,500)          -
      Inventories                       (45,492)    (31,272)      (67,768)
      Prepaid expenses and other
       current assets                     3,284         -         (82,160)
      Other assets                      (15,001)        -         (86,667)
    Increase (decrease) in liabilities:
      Accounts payable
       and accrued expenses              57,231     100,171        95,889
 Total adjustments                      372,315     675,114     1,468,662
 Net cash (used in) provided by
  operating activities                 (424,987)      3,684      (951,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (purchase) sale of investments     189,098         -      (2,615,206)
 Purchase of licensed technology            -       (45,000)     (450,000)
 Purchase of property and equipment      (7,887)        -         (25,200)
   Net cash (used in) provided by
   investing activities                 181,211     (45,000)   (3,090,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt             -       175,000       300,000
 Proceeds from issuance of stock            -           -         120,000
 Repayment of debt                          -           -        (550,000)
 Proceeds of stock offering, net of
  deferred costs                            -       (52,627)    4,337,208
   Net cash provided by financing
   activities                               -       122,373     4,207,208
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                  (243,776)     81,057       165,091

CASH AND CASH EQUIVALENTS at
 beginning of period                    408,867     245,000           -

CASH AND CASH EQUIVALENTS
 at end of period                    $  165,091  $  326,057   $   165,091

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1996


1.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six and three month
periods ended October 31, 1996 and October 31, 1995.   The financial
statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1996. The results of operations for the six month periods ended October 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.



2.   Inventories:

     Inventories at October 31, 1996 consist principally of finished goods.


3.   Investments in Available-for-Sale Securities:

     Investments in available-for-sale securities consist of the following at October 31, 1996:

           Current:
             Guaranteed by the U.S. Government:
                Federal Farm Credit Notes              $  259,873
                Federal Home Loan Notes                   509,567
                Federal National Mortgage Notes           296,542
                                                       $1,065,982

           Non-current:
             Guaranteed by the U.S. Government:
                Federal National Mortgage Notes        $  299,062
                Federal Farm Credit Notes                 250,000
                U.S. Treasury Notes                     1,000,162
                                                       $1,549,224


4.   Stockholders' Equity:

     Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1996
                              (Continued)



5.   Litigation:

     In November 1996 a class action complaint was filed in the Supreme Court of the State of New York naming as defendants five companies and three individuals, including the Company and its Chairman of the Board. The Class Action asserts inter alia that Sterling Foster & Co., Inc., underwriter of the Company's initial public offering, the Company and its Chairman, engaged in various violations of the federal securities laws. The Company and its Chairman deny that they engaged in any improper conduct or any violations of any federal securities laws and intend to vigorously defend the action.


6.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $138 and -0- for the six months ended October 31, 1996 and 1995, respectively, and $25,836 cumulative during the development stage.

     The Company paid income taxes of $8,088 and -0- for the six months ended October 31, 1996 and 1995, respectively, and $8,380 cumulative during the development stage.

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

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources

    The Company had net working capital of $1,354,024 at October 31, 1996 which is primarily due to the receipt of the proceeds from the public offering which was completed in November 1995. Additionally, the Company has invested approximately $1,500,000 of these proceeds in long-term investments. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the six months ended October 31, 1996 reflects cash used in operating activities of approximately $425,000. This use of cash is primarily attributable to general and administrative expenses and product development. Net cash provided by investing activities approximated $181,000 representing the sale of short-term investments which was used to fund current operations.

     The Company expects to incur substantial expenditures over the next 12 months for product development and to implement its sales and marketing plans. The Company's management believes that the Company's short and long-term investments will be sufficient to fund its liquidity needs for at least the next 12 months.


Results of Operations

     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks and of developing a marketing strategy for the C.F. Medical Devices.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception of $179,604 is primarily a result of the sale of the C.F. Medical Devices. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $2,420,373 as of October 31, 1996. The Company expects to continue to incur operating losses until such time it can generate significant revenues from the sale of its products.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)



Plan of Operation

     In May of 1996 the Company entered into contracts with two different firms to commence final design and manufacture of the Safety Needle, one of the medical devices developed by Dr. Lloyd Marks. Toward that end, the Company has implemented the manufacture of prototypes for this medical device and has held focus groups with various medical professionals to refine and enhance the device. The Company anticipates the development of a marketing strategy and seeking FDA approval for this device in the next six (6) - nine
(9) months.

     During the next six (6) months, the Company will also continue to conduct market research studies on the other six (6) medical devices it has licensed from Dr. Marks in order to determine which of the devices are most commercially marketable. The review will also include an analysis of the most efficient way to market each of the devices. The Company will determine if it is more efficient to license the products to third parties for development or to develop and market the products itself. Within 12 months the Company intends to implement the development and marketing of the most
commercially viable and potentially profitable medical devices.   The Company
also intends to undertake clinical and beta tests to evaluate the products as they are being developed. The Company may enter into discussions with unaffiliated third parties that may be able to utilize, develop or market the devices in either a cooperative joint venture or as a licensee. The relationship may also assist the Company in the preparation of applications to the Food and Drug Administration in order to receive approval to market the devices in the United States.

     The Company is also seeking to increase revenues from the sale of the C.F. Medical Devices primarily through increased advertising and demonstrations to the appropriate interest groups. The Company is also investigating the possibility of acquiring additional products which pertain to the emergency and other niche medical sectors.

     The Company believes it has sufficient capital to fund the Company's operations for the next 12 months.

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings
     In November 1996 a class action complaint was filed in the Supreme Court of the State of New York naming as defendants five companies and three individuals, including the Company and its Chairman of the Board. The Class Action asserts inter alia that Sterling Foster & Co., Inc., underwriter of the Company's initial public offering, the Company and its Chairman, engaged in various violations of the federal securities laws. The Company and its Chairman deny that they engaged in any improper conduct or any violations of any federal securities laws and intend to vigorously defend the action.

Item 2. - Changes in Securities.
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
   Not applicable.

Item 5. - Other Information.
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
   (A) Exhibits:
       27 Financial data schedule

   (B) Reports on Form 8-K:
       None

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

Dated: December 6, 1996