Form 10QSB
period 1997-01-31
EMBRYO DEVELOPMENT CORP
filed 1997-03-17
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended January 31, 1997

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
                                                       Yes   X   No




   Class                            Outstanding at March 10, 1997
Common Stock                                    4,845,000







                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
              For the Nine Months Ended January 31, 1997

                           TABLE OF CONTENTS

                                                  Page to Page





Consolidated Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows...............................3

Notes to financial statements........................4-7

Management's discussion and analysis
of financial condition and result
of operations.......................................8-10

Part II. - Other information..........................11

Signatures............................................12














EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                             January 31, 1997



     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $    436,802
  Investments in available-for-sale securities                 1,010,131
  Accounts receivable                                             22,008
  Interest receivable                                             38,975
  Subscription receivable - minority holder in subsidiary        150,000
  Inventories                                                     58,797
  Prepaid expenses and other current assets                      153,842
     Total current assets                                      1,870,555

INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES                   1,049,196

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $5,407                                          619,792

LICENSED TECHNOLOGY, net of accumulated
 amortization of $389,525                                      1,220,475

OTHER ASSETS                                                      85,539
                                                            ____________
                                                            $  4,845,557
                                                            ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $     83,173
     Total current liabilities                                    83,173

NOTE PAYABLE                                                     600,000
INTEREST OF MINORITY HOLDERS IN SUBSIDIARY                       187,350
COMMITMENTS

STOCKHOLDERS' EQUITY:
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 4,695,000 issued and outstanding                          470
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding                          600
 Additional paid-in-capital                                    8,366,288
 Unearned compensation                                        (1,571,250)
 Deficit accumulated during the development stage             (2,821,074)
     Total equity                                              3,975,034
                                                            ____________
                                                            $  4,845,557
                                                            ============



                                   -1-

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS




                       NINE MONTHS ENDED     THREE MONTHS ENDED     Cumulative
                           JANUARY 31,          JANUARY 31,           During
                      1997         1996      1997         1996     Development
                                                                       Stage
                    (Unaudited) (Unaudited) (Unaudited) (Unaudited (Unaudited)


REVENUES               $   70,804 $ 106,498   $ 38,973 $  52,017  $  218,577
COSTS AND EXPENSES:
  Cost of sales            50,646    38,773     28,163    33,727     142,696
  General, selling
    and administrative    975,783   118,041    334,231    77,391   1,413,209
 esearch and development  146,683    71,500     52,901    34,000     679,449
  Amortization            172,500   145,715     57,500    57,500     389,525
  Interest and other
   (income)expense        (76,805)  525,786    (33,121) ( 28,714)    414,772
                        1,268,807   899,815    439,674   173,904   3,039,651

NET LOSS              $(1,198,003)$(793,317)$ (400,701)$(121,887)$(2,821,074)
                      =========== =========  ========== ========== ==========
NET LOSS PER SHARE      $     (.26)     (.24) $     (.09)    (.03)$      (.71)

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING             4,693,895  3,293,072 4,695,000  3,905,000   3,982,389


















                                   -2-

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              NINE MONTHS ENDED                  Cumulative
                                                 JANUARY 31,                       During
                                                  1997    1996                   Development
                                                                                  Stage
                                             (Unaudited)  (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $(1,198,003)   $ (793,317)    $(2,821,074)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                 176,973       676,305         934,933
   Non-cash consideration - consulting           388,750          -            486,250
   Non-cash consideration - research
    and development                                   -           -            440,000
   Changes in operating assets
    and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                          3,752      (5,734)          (22,008)
      Interest receivable                         (6,350)        -             (38,975)
      Royalties receivable                           -       (25,000)              -
      Inventories                                (36,521)    (29,304)           (58,797)
      Prepaid expenses and other
       current assets                            (68,398)    (30,359)          (153,842)
      Other assets                               (13,873)    (77,967)           (85,539)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses       44,515      (13,425)           83,173
 Total adjustments                               488,848      494,516         1,585,195
 Net cash used in operating activities          (709,155)    (298,801)       (1,235,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (purchase) sale of investments              744,977  (1,735,723)        (2,059,327)
 Purchase of licensed technology                     -      (450,000)          (450,000)
 Purchase of property and equipment               (7,887)     (6,321)           (25,200)
   Net cash provided by (used in)
   investing activities                          737,090  (2,192,044)        (2,534,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                      -       175,000            300,000
 Proceeds from issuance of stock                     -           -              120,000
 Repayment of debt                                   -      (550,000)          (550,000)
 Proceeds of stock offering, net of
  deferred costs                                     -     4,347,623          4,337,208
   Net cash provided by financing
   activities                                        -     3,972,623          4,207,208
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                             27,935   1,481,778            436,802

CASH AND CASH EQUIVALENTS at
 beginning of period                             408,867     245,000                -

CASH AND CASH EQUIVALENTS at end of period    $  436,802   $1,726,778        $  436,802
                                               =========   ==========          ==========

                             -3-
                EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1997




1.   Organization and Basis of Consolidation:

     Embryo Development Corporation (the Company) is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices. The accompanying financial statements include the accounts of the Company and its majority-owned subsidiary, Hydrogel Design Systems, Inc.(HDS). Upon consolidation, all significant intercompany accounts and transactions have been eliminated.

     In January 1997, the Company entered into a subscription agreement to acquire a 50.04% interest in HDS. HDS was formed to effect the asset acquisition described in Note 9. As consideration for its interest, the Company agreed to contribute $150,000 in cash, 150,000 shares of its Common Stock, and the commitment to make available to HDS a $500,000 8% revolving line of credit.


2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three month
periods ended January 31, 1997 and January 31, 1996.   The financial
statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1996. The results of operations for the nine month periods ended January 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


3.   Note Payable:

     On January 24, 1997, HDS entered into a financing agreement with Becton Dickinson for the purchase of $600,000 of manufacturing equipment from a third party. The agreement consists of a promissory note in the amount of $600,000 which bears interest at 8% per annum and is due between three (3) and six (6) years from the anniversary date, depending upon the amount of product Becton Dickinson has ordered from HDS. The funds were transferred directly from the lender to the seller of the equipment. The note is collateralized by the related equipment.


4.   Inventories:

     Inventories at January 31, 1997 consist principally of finished goods.

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1997
                               (Continued)



5.   Investments in Available-for-Sale Securities:

     Investments in available-for-sale securities consist of the following at January 31, 1997:

           Current:
             Guaranteed by the U.S. Government:
                Federal Farm Credit Notes              $  259,968
                Federal Home Loan Notes                   250,000
                U.S. Treasury Notes                       500,163
                                                       $1,010,131
           Non-current:
             Guaranteed by the U.S. Government:
                Federal National Mortgage Notes        $  299,238
                Federal Farm Credit Notes                 250,000
                U.S. Treasury Notes                       499,958
                                                       $1,049,196
6.   Stockholders' Equity:

     Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.


7.   Commitments:

     a.   Employment Agreements

        (i)On January 1, 1997, the Company entered into a two-year employment agreement with an officer. The agreement calls for annual compensation of $90,000 the first year and $100,000 in the second year with a minimum discretionary bonus of 10% per annum of the prior year's salary.

          In addition, the officer has been granted options to purchase 100,000 shares of the Company's common stock at an excercise price of $.65, the market price at the time the agreement was executed.

        (ii) HDS has entered into five year employment agreements with three executives which provide for minimum annual salaries aggregating $242,000.
In addition, HDS granted to two executives 500,000 shares of its common stock (valued at $100,000), which will be earned by the executives over the terms of their employment.

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1997
                               (Continued)




8.   Litigation:

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


9.   Subsequent Events:


     a.  Asset purchase agreements

         On February 6, 1997, HDS acquired certain assets from two entities for an aggregate purchase price of $150,000 in cash, 150,000 shares of Embryo Common Stock, and the assumption of certain liabilities. Assets acquired include property rights and technical data, machinery and equipment, and inventory. The Embryo shares vest on the second anniversary date of the agreement only if HDS has earned $500,000 in cumulative gross revenue derived from the sale of certain products during the two (2) year period. If, on the vesting date, the fair market value of the shares is less than $900,000, the parties may demand that HDS purchase all of the shares at an aggregate purchase price of $900,000 in either cash and/or marketable securities. This transaction has been accounted for as a purchase.


     b.  Lease commitment

         On February 14, 1997, the Company entered into a seven year operating lease for premises to be used for offices and manufacturing. The lease provides for annual mimimum lease payments ranging from $116,000 to $119,000. The lease contains a five year renewal option and provides that the Company shall pay for insurance, taxes and maintenance. In addition, the lease contains an escalation clause based upon increases in the consumer price index for years four through seven.

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1997
                               (Continued)



10.  Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $138 and -0- for the nine months ended January 31, 1997 and 1996, respectively, and $25,836 cumulative during the development stage.

     The Company paid income taxes of $12,274 and -0- for the nine months ended January 31, 1997 and 1996, respectively, and $12,566 cumulative during the development stage.

     In July 1996, the Company issued 5,000 shares of common stock to its medical advisory board for services. The value of the common stock granted ($17,500) was charged to operations in July 1996.




































                                   -7-
              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

    The Company had net working capital of $1,787,382 at January 31, 1997 which is primarily due to the receipt of the proceeds from the public offering which was completed in November 1995. Additionally, the Company has invested approximately $1,050,000 of these proceeds in long-term investments. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     In January 1997, the Company entered into a subscription agreement to acquire a 50.04% interest in Hydrogel Design Systems, Inc. (HDS). HDS was formed to effect the asset acquisition described below. As consideration for its interest, which consists of 1,251,000 shares of HDS Common Stock and 15,000,000 shares of HDS Series A Preferred Stock, the Company agreed to contribute $150,000 in cash, 150,000 shares of its Common Stock, and the commitment to make available to HDS a $500,000 8% revolving line of credit. In February 1997, HDS acquired certain assets from two entities for an aggregate purchase price of $150,000 in cash, 150,000 shares of Embryo Common Stock, and the assumption of certain liabilities. Assets acquired include property rights and technical data, machinery and equipment, and inventory. The Embryo shares vest on the second anniversary date of the closing only if HDS has earned $500,000 in cumulative gross revenues derived from the sale of certain products during the two (2) year period. If, on the vesting date, the fair market value of the shares is less than $900,000, the parties may demand that HDS purchase all of the shares at an aggregate purchase price of $900,000 in either cash and/or marketable securities.

     The Company's statement of cash flows for the nine months ended January 31, 1997 reflects cash used in operating activities of approximately $709,000. This use of cash is primarily attributable to general and administrative expenses, product development and advertising and marketing expenses. Net cash provided by investing activities approximated $737,090 representing the sale of investments of approximately $745,000 which was used to fund current operations. HDS has also entered into a contract for the purchase of manufacturing equipment for approximately $600,000, which was provided by financing activities through the issuance of debt in the same amount. The funds were transferred directly from the lender to the seller of the equipment. The debt is evidenced by a promissory long-term note and security agreement between HDS and Becton Dickinson, the repayment of which is dependent upon revenue generated by HDS as a result of Becton Dickinson contracts.

     The Company expects to incur substantial expenditures over the next 6 to 12 months for product development, to implement its sales and marketing plans and to establish a manufacturing facility for HDS. The Company's management believes that the Company's short and long-term investments will be sufficient to fund its liquidity needs for at least the next 12 months.

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)




Results of Operations

     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks and of developing a marketing strategy for the C.F. Medical Devices.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception of $218,577 is primarily a result of the sale of the C.F. Medical Devices. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $2,821,074 as of January 31, 1997. The Company expects to continue to incur operating losses until such time it can generate significant revenues from the sale of its products.


Plan of Operation

     In May of 1996 the Company entered into contracts with two different firms to commence final design and manufacture of the Safety Needle, one of the medical devices developed by Dr. Lloyd Marks. Toward that end, the Company has implemented the manufacture of prototypes for this medical device and has held focus groups with various medical professionals to refine and enhance the device. The Company anticipates the development of a marketing strategy and seeking FDA approval for this device in the next three (3) - nine (9) months.

     During the next three (3) - six (6) months, the Company will also continue to conduct market research studies on the other six (6) medical devices it has licensed from Dr. Marks in order to determine which of the devices are most commercially marketable. The review will also include an analysis of the most efficient way to market each of the devices. The Company will determine if it is more efficient to license the products to third parties for development or to develop and market the products itself. Within 12 months the Company intends to implement the development and marketing of the most commercially viable and potentially profitable medical
devices.   The Company also intends to undertake clinical and beta tests to evaluate the products as they are being developed. The Company may enter into discussions with unaffiliated third parties that may be able to utilize, develop or market the devices in either a cooperative joint venture or as a licensee. The relationship may also assist the Company in the preparation of applications to the Food and Drug Administration in order to receive approval to market the devices in the United States.

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)




Plan of Operation (Continued)


     The Company is also seeking to increase revenues from the sale of the C.F. Medical Devices primarily through increased advertising and demonstrations to the appropriate interest groups.

     The Company is also investigating the possibility of acquiring additional products which pertain to the emergency and other niche medical sectors. To this end, on February 6, 1997, the Company, through its majority owned subsidiary, HDS, entered into asset purchase agreements pursuant to which it has acquired certain assets from two entities. The two companies were engaged in the business of manufacturing, marketing, selling and distributing hydrogel, a aqueous polymer-based radiation ionized medical/consumer product, as well as after-market components for apnea monitoring. Assets acquired include property rights and technical data, machinery and equipment, and inventory. During the next six (6) months HDS will seek to increase revenues from the sale of after-market apnea monitoring components primarily through increased marketing efforts. The Company has also leased a facility in Langhorne, PA where it will establish a manufacturing facility.

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

Item 2. - Changes in Securities.
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
   Not applicable.

Item 5. - Other Information.
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
   (A) Exhibits:
       10. Material Contracts
       (a) Employment Contract dated January 1, 1997 with Chief Financial
           Officer.
       (b) Promissory Note between Hydrogel Design Systems, Inc. and Becton Dickinson for financing of purchase of $600,000 of manufacturing equipment.
       (c) Security Agreement between Hydrogel Design Systems, Inc. and Becton Dickinson for financing of purchase of $600,000 of manufacturing equipment.

       27. Financial data schedule

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

Dated: March 10, 1997