Form 10KSB40
period 1997-04-30
EMBRYO DEVELOPMENT CORP
filed 1997-08-11
CIK 945439

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            REPORT ON FORM 10-KSB

         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended April 30, 1997

         / / Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from _________________ to __________________.

Commission File No. 0-27028

                        EMBRYO DEVELOPMENT CORPORATION
            (Exact name of registrant as specified in its charter)

       Delaware                                     13-3832099
(State of or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

750 Lexington Avenue
New York, New York                                     10022
 (Address of Principal                               (Zip Code)
  Executive Officers)

Registrant's telephone number, including area code:   (212) 355-8484

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.0001 per share
                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K-SB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $287,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of July 8, 1997, was approximately $1,514,062.50.

         Number of shares outstanding of the issuers common stock, as of July 8, 1997, was 4,845,000.

                 DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                    PART I

Item 1.  BUSINESS.

         Embryo Development Corporation, is a development stage Delaware corporation (the "Company" or "Embryo"), which was organized in March 1995 to develop, acquire, manufacture and market various bio-medical devices. The Company currently markets products in four (4) distinct market segments; hydrogel materials, emergency medical equipment, apnea monitoring devices and peritoneal dialysis warming devices. In addition, the Company has licensed several patents for products one (1) of which is being developed to be sold in the medical field. The Company has not derived any significant revenues since its inception.

         On February 6, 1997 the Company, through its majority owned subsidiary Hydrogel Design Systems, Inc. ("HDS"), acquired certain of the assets of two (2) related companies, Novatech, Inc. and Alternative Design Systems R & D Group. HDS acquired all rights and assets, including proprietary formulas and methodology, necessary to manufacture, market, sell and distribute hydrogel materials and apnea monitoring devices and associated products. Hydrogel is a product used in wound care as well as a component of a variety of medical devices including, cardiac defibrillator pads and various types of electrodes. HDS has also entered into a contract for the purchase of manufacturing equipment which has been financed through a long-term note and security agreement between HDS and Becton Dickinson Transdermal Systems, a division of Becton Dickinson and Company, a customer of HDS and a manufacturer and distributor of medical devices and diagnostic systems.

         In addition, the Company is also a party to seven (7) license agreements (the "License Agreements") and two (2) royalty sharing agreements (the "Royalty Sharing Agreements") with Dr. Lloyd Marks which provide for the exclusive license of seven medical devices and the sharing of royalties of two
(2) medical devices, all of which have been developed by Dr. Marks ("Marks Medical Devices"). Five (5) of the Marks Medical Devices have been patented in the United States, and one (1) is subject to a pending patent application. Both of the Royalty Sharing Agreements are in connection with Marks Medical Devices for which Dr. Marks has received patents in the United States. The Marks Medical Devices include a safety needle, adjustable blood pressure cuff, a multi function fluid communication control system and stereoscopic fluoroscopy apparatus. Dr. Marks has also entered into a consulting agreement with the

Company to assist in the commercial exploitation of the licensed devices. In addition, Dr. Marks has given the Company a right of first refusal on any devices he should develop in the future.

         The Company owns five (5) medical devices and has the exclusive licensing rights to one

(1) medical device in the areas of emergency medical equipment and peritoneal dialysis warming devices ("C.F. Medical Devices"). Two (2) of the devices, the Hot-Sack II(TM) and Hot-Sack II+(TM), are used in connection with the warming of peritoneal dialysis solution. Four (4) of the devices, Hot-Sack(R), Res-Q-Air(R), Therm-O-Drug(TM) and an electronic stethoscope, are devices used for emergency rescue operations and by other emergency medical technicians. Three of the devices (Hot-Sack(R), Res-Q-Air(R) and Therm-O-Drug(TM) ) have received all necessary regulatory approval under the FDA's "510(k) review" process and the Company believes that the additional two (2) products (Hot-Sack II(TM) and Hot-Sack II+(TM)) are covered by the FDA's approval of Hot-Sack(R) or would independently qualify for 510(k) approval.

HDS PRODUCTS

         The major focus of HDS is the manufacture of hydrogel materials, on an original equipment manufacturer ("OEM") basis, for the manufacture of medical devices, drug delivery products, wound care and cosmetics products. Hydrogel is manufactured by introducing a polymer (solid) into water, creating a feed mix. The feed mix is used to coat a web material (or scrim) and two outer linings are applied creating sheets of hydrogel. These sheets are then introduced to a high energy field, which is accomplished by using an electron beam accelerator. The introduction of a high energy field causes the release of hydrogen atoms which in turn causes carbon molecule covalent bonding. This is commonly referred to as crosslinking. This creates longer chains of the polymer in the gel which increases its molecular integrity, giving the gel unique characteristics which make it useful in a variety of products. By varying the percent of solids in the feed mix, the amount of crosslinking (which is determined by the amount of energy introduced), the type of polymer, scrim and lining used, a wide variety of gels with distinctly different characteristics may be produced.

         The Company believes that HDS's proprietary mixing and beam operation technology allow it to make superior quality products at competitive prices. HDS currently provides product to several Fortune 500 companies, as well as other, smaller companies. These customers are using the HDS hydrogel for wound dressings, transdermal drug delivery systems and electrodes.

         HDS currently mixes the gel and outsources the beam processing. However, HDS has purchased an electron beam and has leased space in Langhorne, PA, where it is building an electron beam irradiation facility. The facility is scheduled to be on-line in the fourth quarter of calendar year 1997. Management anticipates that in addition to housing the electron beam and hydrogel mixing room, the facility will house the warehousing and distribution operations of the emergency medical, apnea monitoring and peritoneal dialysis products.

         HDS also sells a variety of wire and cable products to resellers which are used for infant monitors. The products are generally used for infants with health problems that result in a need for monitors which are attached to electrodes. HDS primarily purchases parts and assembles a variety of kits for use with the monitors.

MARKS MEDICAL DEVICES.

         The Company has seven (7) licensing agreements with Dr. Lloyd Marks which provide for the exclusive license to commercially exploit medical devices that have been developed by Dr. Marks. Five (5) of the devices are the subject of existing United States patents and one (1) device has a patent application pending.

         Each of the Licensing Agreements provide that the Company receives the exclusive right to develop, commercialize and sell each of the seven (7) medical devices. In addition, the Company has two (2) Royalty Sharing Agreements with Dr. Marks for patented medical devices. To date, the Company has focused its resources on the development of the safety needle and has not pursued the development of the other Marks Medical Devices. See "Certain Transactions."

         Safety Needle The Company has aggressively pursued the development and exploitation of Dr. Marks' patented safety needle design. The safety needle is a needle which prevents accidental skin punctures, thereby preventing the spread of infections or diseases to medical personnel. Although there are several safety needles developed and on the market, almost all require a specific act by the user to place it in its safe state. The Company believes that the few designs which automatically cap the needle are mechanically complex and too expensive to achieve commercial success. As a result, safety needles are neither generally acceptable nor in common use.

         The Company's safety needle requires no affirmative act on the part of the user to deploy the protective mechanism. In addition, it is mechanically simple and therefore inexpensive to manufacturer. The needle tip is never exposed from its protective mechanism except when it is in the patient or an Intramuscular ("IM") injection is about to be administered.

         In May 1996, the Company entered into contract with two (2) different firms to commence final design and manufacture of the Safety Needle. Subsequently, the Company has terminated one of the contracts. The Company has developed soft tooling which is being used to assess the manufacturing process and validation of the hard tool design. Sample product has been manufactured using the soft tooling. These samples are currently being shown to focus groups and healthcare professionals in an effort to better evaluate the marketing strategy of the product. A hard tool will be ordered from which a product will be made which will be used for the data gathering required for FDA submission.


CF MEDICAL DEVICES

Emergency Medical Devices

         The Company owns three (3) medical devices, Hot-Sack(TM), Therm-o-Drug(TM) and an electronic stethoscope, and has the exclusive licensing rights to one (1) medical device, Res-Q-Air(TM), all of which are used in medical rescue operations by ambulances and other emergency medical technicians. The following is a detailed explanation of these medical devices.

         The Hot-Sack(R) - The Hot-Sack(R) warms two (2), one (1) liter intravenous ("IV") bags in one hour. The Hot-Sack(TM) reduces the temperature loss of the IV solution given to patients in extreme weather conditions and is particularly useful in the treatment of patients suffering from hypothermia. This device has received United States, Patent No. DES352606. The trademark Hot-Sack(R) is a registered trademark as evidenced by United States Trademark Certificate No. 1742230. The Hot-Sack(R) has received approval from the FDA, and has been marketed since 1993 subject to the general control provisions of the Federal Food, Drug and Cosmetic Act.

         Res-Q-Air(R) - The Res-Q-Air(R) inhaled delivery system is an effective method of core rewarming in cases of hypothermia giving the patient the ability to inhale warm saturated air. This product makes warm saturated air available for any emergency rescue operation. The Res-Q-Air(R) was designed and developed at the University of Victoria, British Columbia. The Company has licensed the exclusive right to manufacture, market and sell the Res-Q-Air(R) in the United States, Canada and Worldwide, pursuant to a license agreement which expires on May 8, 2000. In consideration for such license, the Company has agreed to pay Rescue Products, Inc. a royalty of ten (10%) percent of the factory selling price of all Res-Q-Air(R)'s sold. This device has received United States, Patent No. 5,148,801. The Res-Q-Air(R) received approval from the FDA in 1993 and has been marketed since 1993 subject to the general control provisions of the Federal Food, Drug and Cosmetic Act.

         Therm-O-Drug(TM) - Therm-O-Drug(TM) is a heated drug box which enables medications to be stored at between 65o and 85o even when the temperature outside the box is as low as 10o . The Therm-O- Drug(TM) is powered by either a 115 VAC or through a 12 volt vehicle power with an optional cigarette lighter cable. Therm-O-Drug(TM) received required approval from the FDA under Section 510(k) in 1993 and has been marketed since 1993. Therefore the Company may market the device subject to the general control provisions of the Federal Food, Drug and Cosmetic Act.


         Electronic Stethoscope - an electronic stethoscope which allows a medical technician to hear a patient's heart and lungs clearly in a high noise environment (up to 100db levels), without removing any of the patient's clothing. The stethoscope also makes it possible to hear fetal sounds clearly and to monitor blood pressure through clothing layers. Direct amplification through the stethoscope combined with fixed and adjustable filters block out excessive ambient noise and extraneous sounds which cause massive interference with conventional stethoscopes. This allows monitoring of a patient's condition and blood pressure during medivac or ambulance transportation. The electronic stethoscope was developed by Dr. Andrew Weinberg, M.D. in cooperation with C.F. The Company has acquired all rights to the stethoscope and an agreement with Dr. Weinberg which has a term of twenty (25) years and under which the Company will pay Dr. Weinberg a royalty of three (3%) percent of the retail price of each stethoscope sold by the

Company.

Peritoneal Dialysis Devices

         The Company owns two (2) devices that are used in the warming of peritoneal dialysis solution.

         The Hot-Sack II(TM) - The Hot-Sack II(TM) is a portable and safe method for warming peritoneal dialysis solutions. The Hot-Sack II(TM) warms one (1) 2000 milliliter bag of peritoneal dialysis solution in approximately one and one-half (1 1/2) hours providing even heating with no hot spots and no overheating. The device has an automatic temperature gauge to maintain the solution at 98o Fahrenheit with no operator adjustments. It enables peritoneal dialysis patients to have a convenient way to warm the dialysis solution. The Company believes that this device is protected by the Company's Patent for The Hot-Sack(R) and may be marketed based upon the FDA approval of The Hot-Sack(R) subject to the control provisions of the Federal, Food, Drug and Cosmetic Act.

         Hot-Sack II+(TM) - The Hot-Sack II+(TM) is a modified version of the Hot-Sack II(TM) device for the heating of peritoneal dialysis solution. The Hot-Sack II+(TM) was developed in cooperation with a worldwide distributor of health products. The Company believes that this device is protected by the Company's Patent on the Hot-Sack(R) and may be marketed based upon the FDA's approval of Hot-Sack(R), subject to the general control provisions of the Federal Food, Drug and Cosmetic Act.

Sales and Marketing

         HDS hydrogel and other electron beam accelerator processed products are being marketed both through internal contacts with a few world-wide health distributors and through an outside sales force. HDS has entered into a contract with a sales consultant experienced in electron beam accelerator processed products and an outside agency. HDS has commenced solicitation of prospective customers for hydrogel and electron beam accelerator processed products in preparation for the completion of the plant facility in late 1997.

         The HDS apnea monitor related products have an established market of approximately 50 resellers. HDS, through its internal sales force, is seeking to expand its customer base through increased marketing efforts and by bidding on large volume supply contracts. Since this is a specialized field, the customer base is limited.

         The Company markets its C.F. Medical Devices through independent distributors worldwide. The Company does not have written agreements with these distributors and pays these distributors between 15-30% of the sales price of each device. The Company also markets its products through print and media advertising directed at consumers, health care professionals and long-term care facilities and product literature directed at distributors of medical products, and by exhibiting its products at appropriate medical conventions and meetings.

         On July 25, 1995, the Company entered into a distributorship agreement with Medical Marketplace, Inc., ("MMI") which provided that MMI would act as a distributor of certain Marks Medical Devices in the State of California. In consideration for such distribution, the Company agreed to sell to MMI the Marks Medical Devices at fifty (50%) percent of their retail sales price. The Distributorship Agreement has a term of five (5) years and may be terminated upon the mutual consent of the parties upon thirty (30) days written notice.

         Management will determine the appropriate marketing strategy for the products which are currently in the development stage as these products come to market.

Manufacturing

         HDS is currently in the process of constructing an electron beam accelerator in Langhorne, PA. This facility will serve as a manufacturing facility for its hydrogel products as well as a contract irradiation facility. In addition, the Company anticipates consolidating its other manufacturing and warehousing operations into this facility. The facility is scheduled to be completed in the fourth quarter of calendar 1997.

         The Company's medical devices must be manufactured in compliance with applicable regulatory requirements and at acceptable cost. Many of the Company's competitors rely on third party manufacturers to produce and assemble some or all of the components of their products. The Company's success depends to a material degree upon its ability to contract with third parties to manufacture the Company's proposed products according to the Company's designs and specifications, in accordance with applicable regulations, and at a unit cost to the Company that will permit the Company to market its products at an acceptably competitive purchase price to its customers.

         Management believes, although there can be no assurance, that the Company will be able to maintain sources of manufacturing supply for its non-HDS products that will satisfy the foregoing requirements.

Competition

         Competition in the medical device industry is intense. There are many companies and academic institutions that are capable of developing products of similar design, and that have developed and are capable of developing products based on other technologies, that are or may be competitive with the Company's medical devices. Many of those companies and academic institutions are well-established, have substantially greater financial and other resources than the Company, and have established reputations for success in the development, sale and service of products. These companies and academic institutions may succeed in developing competing products that are more effective than those of the Company or that receive FDA approval more quickly than the Company's products. The Company's ability to compete will be dependent upon its ability to get products approved by regulatory authorities and introduced to the market, including the arrangement of a distribution network, and to provide products with advanced performance features, none of which can be assured. In addition, the Company must compete with other existing and new technologies in the allocation of hospitals' capital spending budgets.

Government Regulation

         The majority of the Company's products are subject to regulation by, among other governmental entities, the United States Food and Drug Administration ("FDA") and, to a lesser extent, correspondent state agencies. If a device is subject to FDA regulation, compliance with its requirements usually constitutes compliance with state regulation. In order to ensure that medical products distributed for human use in the United States are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and record-keeping for such products.

         In manufacturing some of its products, the Company must comply with FDA regulations and is subject to various other FDA record-keeping requirements and to inspections by the FDA. The Company believes that the manufacturing and quality control procedures it will follow, will meet the requirements of these regulations. The FDA would have the authority, in addition to less drastic remedies, to order the Company to cease production of its products and to request that the Company recall products already sold by the Company. The FDA may conduct periodic inspections of the Company's facilities in order to confirm regulatory compliance by the Company, but has not yet done so. If the FDA believes that its regulations and other guidelines have not been followed, it may seek to implement extensive enforcement powers, which were recently strengthened by the enactment of the Safe Medical Devices Act of 1990. The FDA's powers include the ability to ban products from the market, prohibit the operation of manufacturing facilities and effect recalls of products from customer locations and impose monetary civil penalties. The Company believes that it is in substantial compliance with applicable FDA regulations.

          Three (3) of the medical devices that the Company acquired from C.F. and four (4) of the products acquired from Alternative Design Systems R & D Group have been approved by FDA under a review process known as "510(k) review" and the Company believes that an additional two (2) products (Hot-Sack II(TM) and Hot-Sack II+(TM)) are covered by the FDA's approval of Hot Sack(TM) or would qualify independently for 510(k) approval. In the 510(k) review process, a manufacturer is mandated to demonstrate that a proposed product is "substantially equivalent" to another product that was in commercial distribution in the United States before May 26, 1976, in which event the review process can take anywhere from three months to more than one year before FDA grants clearance of the 510(k) pre-market notification. In cases where there is no existing FDA-approved product "substantially equivalent" to the new proposed product, the product is considered a "new" product. The new product requires a Pre-Market Application ("PMA") which is a lengthier and more burdensome process and a process which will require FDA approval prior to the product entering commercial distribution. Although the Company believes that the Marks Medical Devices will also qualify for approval under the 510(k) review process, the Company has not submitted any applications to the FDA for the approval of any of these devices and consequently has not received the approval of the FDA to market any of Marks Medical Devices.

         After clearance is given, the FDA has the power to withdraw the clearance or require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time consuming and can delay the marketing and sale of the Company's products.

Health Care Industry. Legislation and regulations at both the federal and state levels may be enacted which may change the methods by which health care providers, including hospitals, physicians and home care dealers, are reimbursed for costs of providing services to Medicare and Medicaid program beneficiaries. Changes may also be made by third-party payors in coverage policies for various items.

Patents, Proprietary Rights and Trademarks

         The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies on trade secret protection for its confidential and proprietary information.

         The Company has the exclusive license to six (6) medical devices of which five (5) have been issued United States patents and the exclusive license to one (1) medical device that has a U.S. patent application pending. There can be no assurance that pending patent applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented by competitors. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company also holds a registered trademark on Hot-Sack(R) and on SmartMed(TM) which is used on current products and may be used on future products.

         As part of the HDS asset acquisition, the Company also holds a registered trademark on Buzz-Off(R) which may be used on future hydrogel related products.

Product Liability Insurance

         Companies in the health care market are subject to lawsuits alleging negligence, product liability and other legal theories, many of which involve large claims and significant defense costs. The Company could be subject to claims alleging personal injuries resulting from the use of its products. The Company has obtained product liability insurance since it has commenced sales of its products. However, there can be no assurance that such policies will be sufficient to cover potential claims or the costs of any resulting litigation or that a policy can be maintained in force at an acceptable cost to the Company. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and results of operations. In addition, claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation. The Company currently has product liability coverage of $1,000,000 and a $5,000,000 umbrella policy.

Employees

         As of July 31, 1997, the Company and its majority-owned subsidiary employed ten (10) full time persons, including two (2) in sales marketing and product development, four (4) in general administration and finance, and four
(4) in production and setup of the new facility. The Company has never had a work stoppage and its employees are not represented by a labor organization. The Company considers its employee relations to be good.

Item 2.  PROPERTIES.

         The Company's corporate headquarters are in New York City. The Company's lease is on a month to month basis at a rent of $5,000 per month. See "Certain Transactions." The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.

         In February 1997, the Company leased a 16,500 square foot facility in Langhorne, PA. This facility will serve as the Company's manufacturing/distribution center. The lease is for a term of seven years with an annual rent of $116,000 which increase to $119,000 per annum over the term of the lease. The facility is subleased to HDS for the full rental amount.

         HDS also leases additional space in Carlstadt, New Jersey and in Teterboro, New Jersey on a month to month basis which is currently being used for production and distribution of products. On August 1, 1997 HDS closed its Teterboro facility and the operations have been transferred to the Langhorne facility.

Item 3.  LEGAL PROCEEDINGS.

         The Company has been named in four (4) actions, three (3) of which are seeking class certification of their claims against the Company and various other defendants.

         Morehead, et al. v. Advanced Voice Technologies, et al., (New York Supreme Court, New York County); Control Touch Systems, Inc. v. Advanced Voice Technologies, Inc., et al, (New York Supreme Court, New York County); Mott v. Sterling Foster & Co., Inc., et al., (United States District Court, District of South Carolina); Petit, et al. v. Sterling Foster & Co., Inc., et al., (United States District Court, Eastern District of New York) These complaints against numerous defendants including the Company allege violations of the Securities Act of 1933 arising out of the November 1995 initial public offering of 1 million shares of Company common stock. According to the complaints, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), manipulated secondary market trading in shares of the Company's common stock following the offering. The complaints further allege that the prospectus and registration statement for the offering failed to disclose material facts, in violation of federal and state securities laws. The complaints seek unspecified damages. The Company and its officers and directors deny the allegation of the complaints and are vigorously defending these actions.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's securities commenced trading in the over-the-counter market on the effectiveness of the Company's Initial Public Offering on November 18, 1995 in the form of Common Stock. The Common Stock is regularly quoted and traded on the NASDAQ system.

         The following table indicates the high and low bid prices for the Company's Common Stock for the period up to June 30, 1997 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock

                                                         Quoted Bid Price
                                                      High             Low

                  1995 Calendar Year

                  Fourth Quarter                     12 7/8           9 3/4
                   November 18, 1995 -
                   December 31, 1995

                  1996 Calendar Year

                  First Quarter                      12 5/8           5 1/4
                  Second Quarter                      6 7/8           4 3/4
                  Third Quarter                       5 3/4           2 1/2
                  Fourth Quarter                      2 5/8             1/2

                  1997 Calendar Year

                  First Quarter                       2 1/2             1/2
                  Second Quarter                       11/16            1/4


         On July 8, 1997, the closing price of the Common Stock as reported on the NASDAQ System was $.3125. On July 8, 1997, there were 136 holders of record of common stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

    The Company had net working capital of $1,159,999 at April 30, 1997 which is primarily due to the remainder of the proceeds from the public offering which was completed in November 1995. Additionally, the Company has invested approximately $750,000 of these proceeds in long-term investments. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

         In January 1997, the Company entered into a subscription agreement to acquire 50.04% of the Common Stock and 15,000,000 shares of Preferred Stock for a combined voting interest of 92.9% of Hydrogel Design Systems, Inc. ("HDS"). HDS was formed to effect the asset acquisition described below. As consideration for its interest, which consists of 1,251,000 shares of HDS Common Stock and 15,000,000 shares of HDS Series A Preferred Stock, the Company agreed to contribute $150,000 in cash, 150,000 shares of its Common Stock, and the commitment to make available to HDS a $500,000 8% revolving line of credit. In February 1997, HDS acquired certain assets from two entities for an aggregate purchase price of $150,000 in cash and 150,000 shares of Embryo Common Stock. Assets acquired include property rights and technical data, machinery and equipment, and inventory. The Embryo shares vest on the second anniversary date of the closing only if HDS has earned $500,000 in cumulative gross revenues derived from the sale of certain products during the two (2) year period. If, on the vesting date, the fair market value of the shares is less than $900,000, the parties may demand that HDS purchase all of the shares at an aggregate purchase price of $900,000 in either cash and/or marketable securities.

         The Company's statement of cash flows for the year ended April 30, 1997 reflects cash used in operating activities of approximately $1,126,000. This use of cash is primarily attributable to general and administrative expenses, product development and advertising and marketing expenses. Net cash provided by investing activities approximated $847,000 representing the sale of investments of approximately $1,196,000 which was used primarily to fund current operations. In addition, $201,000 of these funds were used for the asset acquisition described above and $148,000 was used to purchase property and equipment for HDS. Net cash provided by financing activities of $150,000 represents the cash contribution of a minority shareholder of HDS which was also utilized for capital expenditures and the asset acquisition. HDS has also entered into a contract for the purchase of manufacturing equipment for approximately $600,000, which was provided by financing activities through the issuance of debt in the same amount. The funds were transferred directly from the lender to the seller of the equipment. The debt is evidenced by a promissory long-term note and security agreement between HDS and Becton Dickinson and the note is to be repaid between three (3) and six (6) years from the anniversary date, depending upon the amount of revenue generated by HDS as a result of Becton Dickinson contracts.

         The Company expects to incur substantial expenditures over the next 6 to 12 months for product development, to implement its sales and marketing plans and to establish a manufacturing facility for HDS. The Company's management believes that the Company's short and long-term investments will be sufficient to fund its liquidity needs for at least the next 12 months.

Results of Operations

         Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for the C.F. Medical Devices and the start-up of HDS.

         The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception of $435,260 is primarily a result of the sale of the C.F. Medical Devices. HDS sales of hydrogel and apnea monitor products represents approximately $115,000 of the revenue earned since February 6,1997. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $3,530,474 as of April 30, 1997. The Company expects to continue to incur operating losses until such time it can generate significant revenues from the sale of its products.

Plan of Operation

         On February 6, 1997, the Company, through its majority owned subsidiary, HDS, entered into asset purchase agreements pursuant to which it acquired certain assets from two entities. The two companies were engaged in the business of manufacturing, marketing, selling and distributing hydrogel, a aqueous polymer-based radiation ionized medical/consumer product, as well as after-market components for apnea monitoring. Assets acquired include property rights and technical data, machinery and equipment, and inventory. During the next six (6) months HDS will seek to increase revenues from the sale of hydrogel after-market apnea monitoring components primarily through increased marketing efforts. The Company has also leased a facility in Langhorne, PA where it will establish a manufacturing facility for the in-house production of hydrogel and electronic beam processing of medical, cosmetic and pharmaceutical products. The Company anticipates completion of the facility in the fourth calendar quarter of 1997.

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

         The Company is also seeking to increase revenues from the sale of the C.F. Medical Devices primarily through increased demonstrations to the appropriate interest groups.

         The Company believes it has sufficient capital to fund the Company's operations for the next 12 months.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

Directors and Executive Officers

                  The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below. All of the directors are elected annually.

      Name                 Age      Position Held

Matthew L. Harriton        33       Chief Executive Officer, Chief Financial
                                    Officer and Director

Donn M. Gordon             52       Chief Executive Officer and Director*

Michael Lulkin             44       Chairman of the Board of Directors
                                    and Secretary

Steven F. Wasserman        39       Director**

Dr. Daniel Durchslag       52       Director

Dr. Lloyd Marks            45       Consultant

David Meridor              54       Consultant

*Employment of Donn M. Gordon was terminated on March 31, 1997.
**Steven F. Wasserman resigned as a Director of the Company on July 22, 1997.

Background of Executive Officers and Directors

         Matthew L. Harriton has served as the Chief Financial Officer of the Company since January 1996. In April 1997, Mr. Harriton became the Chief Executive Officer and a Director of the Company. Prior to joining Embryo Development Corporation, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation, Coopers & Lybrand, and The
First Boston Corporation.   Mr. Harriton also serves as a director of Decor
Group, Inc., a public company which trades on the OTC Bulletin Board and is involved in the home decorating industry. Mr. Harriton also serves as a director of Superior Supplements, Inc., a public company which trades on the OTC Bulletin Board and which manufactures and sells dietary supplements and specialty nutritional supplements in bulk tablet, capsule and powder form. Mr. Harriton also serves as a director of Perry's Majestic Beer, Inc., a public company which trades on the OTC Bulletin Board and produces micro brewed beers. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

         Donn M. Gordon was the President and Chief Executive Officer of Westcon Orthopedics, Inc. From 1989 to 1995. Westcon develops, manufactures and markets specialty products to the Orthopedic and Podiatric markets. Prior to joining Westcon, Mr. Gordon was Vice President and Chief Operating Officer of Cormed, Inc., a developer/marketer of ambulatory infusion pumps and vascular access devices. Mr. Gordon received his B.S. in Chemistry from Mommouth College and his MBA in Marketing/Management from Southern Illinois University.

         Michael Lulkin has served as a Chairman of the Board of Directors of the Company since March 1995. Since May 1995, Mr. Lulkin has served as the general counsel for PDK Labs, Inc., a manufacture of over-the-counter pharmaceuticals which trades on The Nasdaq SmallCap Market. Prior to joining PDK Labs, Mr. Lulkin was engaged in the private practice of law as a sole practitioner for over 13 years. Mr. Lulkin also serves as a director of Decor Group, Inc. Decor is a public company which trades on the OTC Bulletin Board and is in the home decorating industry. He graduated from State University of New York at Buffalo and received his J.D. from Emory University School of Law.

         Steven F. Wasserman served on the Company's Board of Directors from March, 1995 through July 22, 1997. Mr. Wasserman has been engaged in the practice of law at the firm of Bernstein & Wasserman since 1984. See "Legal Matters." Mr. Wasserman is a graduate of Union College and received his J.D. from the Benjamin N. Cardozo School of Law.

         Dr. Daniel Durchslag, DDS,, has been practicing General, Cosmetic and Sports Dentistry in Beverly Hills, CA, since 1980. From 1973 until 1979, he was an Associate Professor and Director of Clinics at the University of Southern California School of Dentistry. He is a graduate of the University of Wisconsin and Loyola University/Chicago College of Dental Surgery. He is presently Team Dentist for the Los Angeles Raiders.

         Dr. Lloyd Marks has been a consultant to the Company since March 31, 1995. Since 1994 he has been the chief of the division of pediatric cardiology for the Children's Hospital of New Jersey and the New Jersey Medical School. He is also an adjunct Professor of Biomedical Engineering at the New Jersey Institute of Technology and Drexel University. From 1986 - 1994 Dr. Marks served as a professor of pediatrics at Temple University of Medicine and from 1983 - 1986 he served as an assistant professor at the State University of New York at Stony Brook. From 1986 - 1994 he also served as staff cardiologist and director of the cardiovascular laboratory at St. Christopher's Hospital for Children. Dr. Marks received his M.D. from the University of Michigan Medical School and his B.S. in Electrical Engineering from Massachusetts Institute of Technology.

         David Meridor has been a consultant to the Company since August 1995. From 1977-1992, Mr. Meridor was President, Chief Executive Officer and a Director of Laser Industries Limited and since 1992 has continued to serve as a Director. Laser Industries Limited is a public Company which trades on the American Stock Exchange and which specializes in surgical lasers. Mr. Meridor is currently a director of Laser Industries Limited since 1995. Mr. Meridor has been Chairman of the Board of Directors of Rosebud Medical Ltd., a healthcare company, whose shares are traded on the Tel-Aviv Stock Exchange.

         Each director of the Company is entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors of the Company. The Directors receive no other compensation for serving on the Board of Directors. The members of the Board of Directors intend to meet at least quarterly during the Company's fiscal year, and at such other times duly called.

Item 10.  EXECUTIVE COMPENSATION

                                                    SUMMARY COMPENSATION TABLE

                                                                                        Long Term Compensation
                                                                                     -----------------------------
                                                Annual Compensation               Awards             Payouts
                                          ---------------------------------      --------        -----------------
         (a)                  (b)      (c)         (d)            (e)              (f)           (g)          (h)     (i)

                                                                                    Restricted                            All
                                                                 Other              Stock                      LTIP       Other
                                                                 Annual             Awards        Options/   Payouts  Compensation
Name and Principal Position   Year    Salary($)      Bonus($)  Compensation($)     ($)            SARs(#)    ($)          ($)
----------------------------  ----    ---------      -------   ----------------    -----------   --------  ---------  ------------
Donn Gordon, CEO(2)           1997    $91,000        $13,650     $6,000(1)              ---      100,000       0         0
                              1996     77,250         11,400      7,575(1)              ---      100,000       0         0
                              1995      6,333              0        500(1)              ---            0       0         0

Matthew L. Harriton, CEO      1997    $90,000        $     0     $    0                 ---      100,000       0         0
--------------------

(1) Represents auto allowance in accordance with March 1995 employment agreement
(2)      Employment of Donn M. Gordon was terminated on March 31, 1997.

                                              OPTION/SAR GRANTS IN LAST FISCAL YEAR

    (a)                              (b)                               (c)                            (d)                    (e)
                                                              % of Total Options
                           Number of Securities               Options/SARs Granted                 Exercise or
                           Underlying Option/                 to Employees in                      Base Price            Expiration
Name                       SARs Granted (#)                   Fiscal Year                          (# Share)               Date
----                       --------------------               --------------------                 ----------            ----------
Donn Gordon                100,000                            50%                                  $.5625                  3/31/01

Matthew Harriton           100,000                            50%                                   .65                    1/01/01

                                               AGGREGATED OPTION/SARs EXERCISES IN
                                                   LAST FISCAL YEAR AND FY-END
                                                        OPTIONS/SAR VALUES

    (a)                              (b)                         (c)                     (d)                          (e)
                                                                                     Number of                    Value of
                                                                                     Securities Underlying        Unexercised
                                                                                     Unexercised Options/         In-the-Money
                                                                                     SARs at FY-End (#)           Options/SARs at
                           Shares Acquired                    Value                  Exercisable/                 FY-End Exercisable
Name                       on Exercise (#)                    Realized ($)           Unexercisable                Unexercisable
----                       ------------------                 ------------           ---------------------        -----------------

Donn Gordon                        0                          $ -0-                  200,000/-0-                      $-0-/$-0-
Matthew Harriton                   0                            -0-                  100,000/-0-                        -0-/-0-


Employment Agreements

Employment Agreements and Consulting Agreements

         On March 31, 1995, the Company entered into a two (2) year employment agreement with Donn Gordon to serve as the Company's Chief Executive Officer. The agreement provided for Mr. Gordon to receive a salary of $76,000 per annum the first year and $91,000 per annum the second year, and for Mr. Gordon to devote all of his time to the performance of duties to the Company. The agreement also provided for the payment of a bonus to Mr. Gordon, at the sole discretion of the Board of Directors, which will be at least 15% of his base salary and the issuance of options to purchase the aggregate amount of 200,000 shares of Common Stock, 100,000 of which were issued upon the completion of the Company's initial public offering exercisable at the initial public offering price of $5.00 and 100,000 of which were issued on March 31, 1997 and are exercisable at $.5625. Mr. Gordon's contract expired on March 31, 1997 and was not renewed by the Company.

         The Company has entered into a four (4) year consulting agreement with Dr. Lloyd Marks which provides for compensation of $75,000 per year. The agreement also provides for the issuance to Dr. Marks of warrants to purchase 600,000 shares of the Company's Common Stock at $3.00 per share from January 1, 1996 through December 31, 1999. The agreement requires Dr. Marks to provide 12 hours of consulting services to the Company per month.

         On August 29, 1995, the Company entered into a three (3) year consulting agreement with David Meridor. The consulting agreement provides for Mr. Meridor to render advice to the Company specifically concerning strategic planning involving development of strategic sales and marketing plans in the United States and internationally. The agreement which initially provided for a monthly consulting fee of $5,000, was amended in March 1996 at which time the Company issued 60,000 shares of Common Stock in lieu of the consulting fee. The value of the Common Stock granted ($240,000) is being charged to operations ratably over the remaining life of the consulting agreement. The agreement may be terminated by either party upon thirty (30) days written notice.

         On January 1, 1997 the Company entered into a two (2) year employment agreement with Matthew L. Harriton which provides for a base salary of $90,000 for the first year and $100,000 for the second year, with provisions for a discretionary bonus. The agreement also provides for the issuance to Mr. Harriton of options to purchase 100,000 shares of the Company's Common Stock at $.65 per share.

         On February 6, 1997 the Hydrogel Design Corporation entered into five
(5) year employment agreements with both John Essmyer, as Chief Operating Officer and Vice President of Research, and Michael Periera, as Chief Financial Officer (the "Executives"). The agreements provide that each of the Executives shall receive a base salary of $100,000 per annum, with provisions for a discretionary bonus. The agreements also provided for bonuses of 250,000 shares of common stock which were issued to each of the Executives upon execution of their respective agreements.

Stock Option Plans and Agreements

                  Incentive Option and Stock Appreciation Rights Plan -- As of March, 1995, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 1995 Incentive Stock Option and Stock Appreciation Rights Plan ("Incentive Option Plan"). The purpose of the Incentive Option Plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs") as well as non-qualified options and stock appreciation rights ("SARs").

         The Incentive Option Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Committee") which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, non-qualified options or SARs or a combination thereof, and the number of shares to be subject to such options and SARs.

         The Incentive Option Plan provides for the granting of ISOs to purchase Common Stock at an exercise price to be determined by the Board of Directors or the Committee not less than the fair market value of the Common Stock on the date the option is granted. Non-qualified options and freestanding SARs may be granted with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option.

         The total number of shares with respect to which options and SARs may be granted under the Incentive Option Plan is 2,000,000. ISOs may not be granted to an individual to the extent that in the calendar year in which such ISOs first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. No option or SAR may be granted under the Incentive Option Plan after March 15, 2005 and no option or SAR may be outstanding for more than ten years after its grant. Additionally, no option or SAR can be granted for more than five (5) years to a shareholder owning 10% or more of the Company's outstanding Common Stock.

         Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. SARs may be settled, in the Board of Directors' discretion, in cash, Common Stock, or in a combination of cash and Common Stock. The exercise of SARs cancels the corresponding number of shares subject to the related option, if any, and the exercise of an option cancels any associated SARs.

Subject to certain exceptions, options and SARs may be exercised any time up to three months after termination of the holder's employment.

         The Incentive Option Plan may be terminated or amended at any time by the Board of

Directors, except that, without stockholder approval, the Incentive Option Plan may not be amended to increase the number of shares subject to the Incentive Option Plan, change the class of persons eligible to receive options or SARs under the Incentive Option Plan or materially increase the benefits of participants.

         To date no options or SARs have been granted under the Incentive Option Plan. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.

         Non-Qualified Option Plan -- As of March 1995, the Directors and stockholders of the Company adopted the 1995 Non-Qualified Stock Option Plan (the "Non-Qualified Option Plan"). The purpose of the Non-Qualified Option Plan is to enable the Company to encourage key employees, Directors, consultants, distributors, professionals and independent contractors to contribute to the success of the Company by granting such employees, Directors, consultants, distributors, professionals and independent contractors non-qualified options. The Non-Qualified Option Plan will be administered by the Board of Directors or the Committee in the same manner as the Incentive Option Plan.

         The Non-Qualified Option Plan provides for the granting of non-qualified options at such exercise price as may be determined by the Board of Directors, in its discretion. The total number of shares with respect to which options may be granted under the Non-Qualified Option Plan is 2,000,000.

         Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. Subject to certain exceptions, options may be exercised any time up to three months after termination of the holder's employment or relationship with the Company.

         The Non-Qualified Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Non-Qualified Option Plan may not be amended to increase the number of shares subject to the Non-Qualified Option Plan, change the class of persons eligible to receive options under the Non-Qualified Option Plan or materially increase the benefits of participants.

Item 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of July 22, 1997 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                                              Percentage                                     Percentage (%)
                                    Shares of                 (%) of                                          of Total
Name and Address                    Common                    Common                    Shares of             Combined
of Beneficial Owner                Stock Owned                Stock                   Preferred Stock           Vote
-------------------               -------------              ------------             ---------------       --------------
M.D. Funding, Inc.(1)                 --                        --                     6,000,000                 55.3
5 Old Woods Drive
Harrison, NY 10528

Donna Field(1)(2)                     --                        --                     6,000,000                 55.3
5 Old Woods Drive
Harrison, NY 10528

Michael Lulkin(4)                     --                        --                           ---
305 Broadway
New York, NY  10007

Lloyd Marks(3)                        600,000                  11.0                           ---                 5.2
27 Great Springs Road
Bryn Mawr, PA  19010

Daniel Durchslag                          --                     --                            ---
9400 Brighton Way
Suite 402
Beverly Hills, CA 90210

Matthew L. Harriton(5)                100,000                   2.0                             ---                .9
750 Lexington Avenue
New York, NY  10022


All directors and officers            100,000                   2.0                              ---               .9
as a group (3 persons)


(1) M.D. Funding, Inc. is a corporation which is wholly owned by Donna Field, the beneficial owner of such shares. M.D. Funding, Inc. is not affiliated with any of the officers or directors of the Company.

(2) Includes 6,000,000 shares of Preferred Stock owned by M.D. Funding, Inc., a corporation wholly owned by Ms. Field.

(3) Includes a warrant to purchase 600,000 shares of Common Stock at an exercise price of $3.00 per share commencing January 1, 1996 through December 31, 1999.

(4)      Does not include Class B Warrants to purchase 15,000 shares of Common
         Stock.

(5) Includes an option to purchase 100,000 shares of Common Stock at $.65 per share.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On March 31, 1995 the Company entered into seven (7) License Agreements with Lloyd A. Marks for the exclusive license of seven (7) separate medical devices. The License Agreements provided for the following aggregate payments:

                  (i) $230,000 paid to Dr. Marks, at the closing of the Company's initial public offering;.

                  (ii) issued to Dr. Marks of 400,000 shares of the Company's Common Stock;


and

                  (iii) payment to Dr. Marks of 6% to 8% of the amount of the net sales of the medical device.

         Each of the agreements also provides for minimum payment obligations commencing 2 1/2 years after the date of the agreement. The minimum payment obligations are for each license as follows:

                         Agreement                         Minimum Payment
                           Year                              Obligation
                         ---------                         ---------------

                          9/30/97                              $ 25,000
                          3/31/98                              $ 25,000
                          9/30/98                              $ 50,000
                          3/31/99                              $ 50,000
                          9/30/99                              $100,000
                          3/31/00                              $100,000
                         3/31/01+                              $200,000

If the minimum payment obligations are not met, Dr. Marks has the option to revoke the applicable license.

         On March 31, 1995, the Company entered into two (2) royalty sharing agreements with Dr. Marks covering two (2) medical devices he had previously licensed to unaffiliated third parties. The royalty sharing agreements provided for the Company to pay Dr. Marks the aggregate amount of $20,000 paid at the closing of the Company's initial public offering and the issuance of 50,000 shares of the Company's Common Stock. The agreements provide for the Company to receive from Dr. Marks 50% of all royalties he should receive on each of these medical devices.

         On March 31, 1995, the Company entered into a consulting agreement with Dr. Marks for Dr. Marks to provide consulting services to the Company for a period of four (4) years. Dr. Marks has agreed to provide the Company at least 12 hours per month of consulting services in connection with the exploitation of the License Agreement. The agreement provides for annual payments to Dr. Marks of $75,000 per year and the issuance of a warrant to purchase 600,000 shares of the Company's Common Stock at a purchase price of $3.00 per share.

         The Company has entered into a month to month lease with Michael Lulkin, Chairman of the Board of Directors, for the Company's headquarters at

$5,000.00 per month.

         On September 14, 1995, the Company acquired five (5) medical devices and the exclusive licensing rights to one (1) medical device from C.F. Electronics, Inc. (the "C.F. Medical Devices"). Two (2) of the acquired medical devices, the Hot-Sack II(TM) and Hot-Sack II+(TM) are used in connection with the warming of peritoneal dialysis solution. Four (4) of the medical devices, Hot-Sack(R), Res-Q-Air(R), Therm-O-Drug(TM) and an electronic stethoscope, are devices used for emergency rescue operations and by other emergency medical technicians. All of the medical devices acquired from C.F. have received all necessary regulatory approvals and are in commercial distribution.

         In November, 1995, the Company completed a public offering of 1,000,000 shares of Common Stock at $5.00 per share for an aggregate of $5,000,000. An additional 150,000 shares were sold for gross proceeds of $750,000 to the underwriter to cover over-allotments. In addition, the underwriter received an option, for a nominal fee, to acquire 100,000 shares of Common Stock at an exercise price of $6.75 per share. The option expires in November 2001.

         Effective with the closing of the offering, the Company entered into a five year consulting agreement with the underwriter. The unamortized balance of the consulting fee of $91,667 was fully charged to operations in 1997 as a result of the termination of the underwriter's operations.

         In February 1996, the Company entered into two separate multi-year consulting agreements. As consideration for these services, the Company issued 225,000 shares of Common Stock to each of the parties. The value of the Common Stock granted ($1,800,000) is being charged to operations ratably over the lives of the consulting agreements.

         In January 1997, the Company entered into a subscription agreement to acquire 50.04% of the Common Stock and 15,000,000 shares of Preferred Stock for a combined voting interest of 92.9% of Hydrogel Design Systems, Inc. (HDS). HDS was formed in October 1996 to effect the asset acquisition described below. As consideration for its interest, the Company paid $150,000 cash, 150,000 shares of its Common Stock and made available to HDS a $500,000 line of credit.

         On February 6, 1997 the Company, through HDS, acquired substantially all of the assets of two (2) related companies, Novatech, Inc. and Alternative Design Systems R & D Group. In consideration for the payment of $150,000, and the issuance of 150,000 shares of the Company's Common Stock (subject to certain adjustments), the Company acquired certain rights and assets, including proprietary formulas and methodology, necessary to manufacture, market, sell and distribute Hydrogel and associated products. Hydrogel is a product used in the manufacture of a variety of medical devices including, cardiac defibrillator pads and various types of electrodes. HDS has also entered into a contract for the purchase of manufacturing equipment for $600,000 which has been financed through a long-term note and security agreement between HDS and Becton Dickinson, a customer of HDS and a manufacturer and distributor of medical devices and diagnostic systems.

         In February 1997, HDS entered into a month to month lease for a property owned by two of its executives at $3,000 per month.

         M.D. Funding, Inc. may be deemed a parent of the Company as a result of its control of the Company voting stock. M.D. Funding, Inc. is a corporation which is wholly owned by Donna Field, the beneficial owner of such shares. M.D. Funding, Inc. is not affiliated with any of the officers or directors of the Company. See "Principal Stockholders."

General

         The Company believes that material affiliated transactions and loans between the Company and its directors, officers, principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

                                   PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

        The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules

Report of Independent Certified Public Accountants                    F-1

Balance sheet as of April 30, 1997                                    F-2

Statements of operations for the years ended                          F-3
  April 30, 1997 and 1996

Statements of stockholders' equity for the years                      F-4
  ended April 30, 1997 and 1996


Statements of cash flows for the years ended                          F-5
  April 30, 1997 and 1996

Notes to financial statements                                         F-6 - F-14

(a)(3)  Exhibits.

1.01*                   Form of Underwriting Agreement.

1.02*                   Form of Selected Dealers Agreement.

3.01*                   Certificate of Incorporation of the Company.

3.02*                   By-Laws of the Company.

4.01* Form of Warrant Agreement by and among the Company and American Stock Transfer & Trust Company.

4.02 *                  Form of Underwriter's Share Purchase Option.

10.01*                  March 1995 Bridge Loan Agreements.

10.02* Consulting Agreement by and between Dr. Lloyd Marks and the Company dated as of March 31, 1995.

10.03* Licensing Agreement by and between Dr. Lloyd Marks and the Company re: SmartMonitor dated of March 31,1995.

10.04* Licensing Agreement by and between Dr. Lloyd Marks and the Company re: Multi-Function Fluid Communication Control System dated as of March 31, 1995.

10.05* Licensing Agreement by and between Dr. Lloyd Marks and the Company re: Adjustable Blood Pressure Cuff and Method of Measuring Blood Pressure dated of March 31, 1995.

10.06* Licensing Agreement by and between Dr. Lloyd Marks and the Company re: Stereoscopic Fluoroscopy Apparatus dated of March 31,1995.

10.07* Licensing Agreement by and between Dr. Lloyd Marks and the Company re: Adjustable Blood Pressure Cuff and Method of Using Same dated as of March 31,1995.


10.08* Licensing Agreement by and between Dr. Lloyd Marks and the Company re: Multiple Cuff Blood Pressure System dated of March 31,1995.

10.09* Licensing Agreement by and between Dr. Lloyd Marks and the Company re: Safety Needle dated of March 31,1995.

10.10* Royalty Sharing Agreement by Dr. Lloyd Marks and the Company re: Computer Assisted Admittance
                        Plethysmography dated as of March 31, 1995.

10.11* Royalty Sharing Agreement by Dr. Lloyd Marks and the Company re: Method of and Apparatus of Detecting Cardiac Rhythm Disturbance dated as of March 31, 1995.

10.12* Employment Agreement by and between Donn Gordon and the Company dated as of March 31, 1995.

10.13*                  Asset Purchase Agreement by and between C.F.
                        Electronics, Inc. and the Company dated September 14, 1995.

10.14*                  Supply Agreement by and between C.F. Electronics, Inc.
                        and the Company dated September 14, 1995.

10.15* Supplier - Produced Finished Goods Purchase Agreement (the Company has filed a request seeking confidential treatment of this agreement).

10.16* Consulting Agreement by and between the Company and David Meridor dated August 29 1995.

10.17* Sublicensing Agreement by and between the Company and Advanced Technologies International, Ltd. dated July 1995.

10.18* Distributorship Agreement by and between the Company and Medical Marketplace, Inc. dated July 25, 1995.

10.19** Consulting Agreement by and between the Company and Stanley Krasnoff dated February 12, 1996.

10.20** Consulting Agreement by and between the Company and Randolph K. Pace dated February 12, 1996.


10.21+ Asset Purchase Agreement by and between Hydrogel Design Systems, Inc. and Alternative Design Systems R & D Group dated February 6, 1997.

10.22+ Asset Purchase Agreement by and between Hydrogel Design Systems, Inc. and Novatech, Inc. dated February 6, 1997.

10.23+                  Employment Agreement by John Essmyer and Hydrogel Design

                        Systems, Inc. dated February 6, 1997.

10.24+ Employment Agreement by Michael Periera and Hydrogel Design Systems, Inc. dated February 6, 1997.

10.25*** Employment Agreement by Matthew Harriton and the Company dated January 1, 1997.

10.26*** Equipment Financing Agreement by Becton Dickinson and Hydrogel Design Systems, Inc. dated January 24, 1997.

10.27+ Real Property Lease by and between the Company and Circon Corporation dated January 1997.

+        Filed herewith.

* Incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-92366.

**       Incorporated by reference to the Company's Form S-8 dated March 8,
         1996.

***      Incorporated by reference to the Company's Form 10QSB dated January
         31, 1997.

(B)      Reports on Form 8-K.

                  None.

                                  SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  New York, New York
        August 11, 1997

                                            EMBRYO DEVELOPMENT CORPORATION

                                            By: /s/ Matthew L. Harriton
                                                __________________________
                                                Matthew L. Harriton
                                                Chief Executive Officer, Chief
                                                Financial Officer, Principal
                                                Accounting Officer and Director

         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement or Amendments thereto has been signed below by the following persons in the capacities and on the dates indicated.

Signature                           Title                         Date
---------                           -----                         ----


/s/ Michael Lulkin        Chairman of the Board and        August 11, 1997
-----------------         Secretary
Michael Lulkin

/s/ Matthew L. Harriton   Chief Executive Officer,         August 11, 1997
-------------------       Chief Financial Officer,
Matthew L. Harriton       Principal Accounting Officer
                          and Director


/s/ Daniel Durchslag      Director                         August 11, 1997
-------------------
Daniel Durchslag

                         EMBRYO DEVELOPMENT CORPORATION
                                 AND SUBSIDIARY
                          (A Development Stage Company)

                               REPORT ON AUDITS OF
                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 1997 AND 1996

                                                                      Page
                                                                      ----

Independent auditors' report                                          F-1

Balance sheet                                                         F-2


Statements of operations                                              F-3

Statement of stockholders' equity                                     F-4

Statements of cash flows                                              F-5

Notes to financial statements                                      F-6 - F-14

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Embryo Development Corporation and Subsidiary
New York, New York

We have audited the accompanying consolidated balance sheet of Embryo Development Corporation and Subsidiary (a development stage company) as of April 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 1997 and cumulative from inception, March 3, 1995 to April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Embryo Development Corporation and Subsidiary as of April 30, 1997 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 1997 and cumulative from inception, March 3, 1995 to April 30, 1997, in conformity with generally accepted accounting principles.

                                                /s/ HOLTZ RUBENSTEIN & CO., LLP
                                                -------------------------------
                                                    HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
June 12, 1997

                  EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                 APRIL 30, 1997

         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $   280,199
   Short-term investments                                               559,000
   Investments in available-for-sale securities (Note 4)                299,414
   Accounts receivable                                                  117,598
   Interest receivable                                                   18,045
   Inventories                                                           48,496
   Prepaid expenses and other current assets                            181,784
                                                                    -----------
       Total current assets                                           1,504,536

INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES (Note 4)                   749,966

PROPERTY, PLANT AND EQUIPMENT, net (Notes 5 and 7)                      993,047

LICENSED TECHNOLOGY, net of accumulated
   amortization of $447,025 (Note 6)                                  1,162,975

OTHER ASSETS                                                             51,676
                                                                    -----------
                                                                    $ 4,462,200
                                                                    ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $   319,537
   Customer deposits                                                     25,000
                                                                    -----------
       Total current liabilities                                        344,537

NOTE PAYABLE (Note 7)                                                   600,000
                                                                    -----------

INTEREST OF MINORITY HOLDERS IN SUBSIDIARY (Note 3)                      50,777
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)


STOCKHOLDERS' EQUITY (Note 8):
   Common stock, $.0001 par value; authorized 30,000,000
     shares; 4,845,000 issued and outstanding                               485
   Preferred stock, $.0001 par value; authorized 15,000,000
     shares; 6,000,000 issued and outstanding                               600
   Additional paid-in capital                                         8,443,775
   Unearned compensation                                             (1,447,500)
   Deficit accumulated during the development stage                  (3,530,474)
                                                                    -----------
       Total equity                                                   3,466,886
                                                                    -----------
                                                                    $ 4,462,200
                                                                    ===========

                 See notes to consolidated financial statements

                  EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Cumulative
                                                               Years Ended             From Inception
                                                                April 30,             March 3, 1995 to
                                                         1997             1996          April 30, 1997
                                                    ---------------   ------------   -----------------
REVENUES (Notes 6 and 12)                           $   287,487       $   147,773       $   435,260
                                                    -----------       -----------       -----------

COSTS AND EXPENSES:

   Cost of sales                                        237,839            92,050           329,889
   General and administrative (Note 9)                1,814,174           417,426         2,251,600
   Research and development (Note 6)                    185,678            92,766           718,444
   Amortization (Note 6)                                230,000           203,215           447,025
   Interest (income) expense (Note 8)                  (133,729)          482,077           357,848
                                                    -----------       -----------       -----------
                                                      2,333,962         1,287,534         4,104,806
                                                    -----------       -----------       -----------

LOSS BEFORE MINORITY INTEREST                        (2,046,475)             --          (3,669,546)

MINORITY INTEREST IN NET
   LOSS OF SUBSIDIARY                                   139,072              --             139,072
                                                    -----------       -----------       -----------


NET LOSS                                           $ (1,907,403)      $(1,139,761)      $(3,530,474)
                                                   ============       ===========       ===========

NET LOSS PER SHARE (Note 8)                         $      (.40)      $      (.31)      $      (.87)
                                                    ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OF COMMON STOCK
   OUTSTANDING (Note 8)                               4,728,274         3,636,685         4,078,430
                                                    ===========       ===========       ===========

                 See notes to consolidated financial statements

                  EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (Note 8)


                                                Amount       Common Stock      Preferred Stock       Additional
                                                  Per                  Par                Par        Paid-in         Unearned
                                                 Share      Shares     Value   Shares     Value      Capital      Compensation
                                               --------   ---------   -------  -------    ------      ---------   --------------
Issuance of stock for cash at inception:
   Common                                       $ .05       2,400,000    $240          -     $ -      $   108,936     $        -
   Preferred                                      .002             -       -   6,000,000     600          10,224               -
Issuance of stock for licensed technology        3.00         325,000      33          -       -          974,967              -
Issuance of stock for research
   and development                               3.00         125,000      12          -       -          374,988              -
Issuance of stock in connection
   with subscription agreement                   3.00         180,000      18          -       -          539,982              -
Net loss                                                           -       -           -       -               -               -

                                                           ----------    ----   ---------    ----     -----------    -----------

Balance, April 30, 1995                                     3,030,000     303   6,000,000     600       2,009,097              -

Issuance of stock in connection with
   initial public offering                      $5.00       1,150,000     115          -       -        4,337,093              -
Issuance of stock in connection with
   consulting agreements                         4.00         510,000      51          -       -        2,039,949     (2,040,000)

Compensation earned in connection with
   consulting agreements                                           -       -           -       -               -          97,500
Net loss                                                           -       -           -       -               -              -
                                                           ----------    ----   ---------    ----     -----------    -----------

Balance, April 30, 1996                                     4,690,000     469   6,000,000     600       8,386,139     (1,942,500)

Issuance of stock for services                   3.50           5,000       1          -       -           17,499             -
Issuance of stock in connection with
   investment in subsidiary                       .50         150,000      15          -       -           74,985             -
Compensation earned in connection with
   consulting agreements                                           -       -           -       -               -        495,000
Issuance of stock by subsidiary
   to minority holders                                             -       -           -       -          (37,350)           -
Amortization of unearned compensation
   of minority holders-subsidiary                                  -       -           -       -            2,502            -
Net loss                                                           -       -           -       -               -             -
                                                           ----------    ----   ---------    ----     -----------   -----------

Balance, April 30, 1997                                     4,845,000    $485   6,000,000    $600     $ 8,443,775   $(1,447,500)
                                                           ==========    ====   =========    ====     ===========   ===========

                                                                    Deficit
                                                                  Accumulated
                                                                   During the
                                                                  Development
                                                                    Stage            Total
                                                                  --------          -------
Issuance of stock for cash at inception:

   Common                                                     $         -      $    109,176
   Preferred                                                            -            10,824
Issuance of stock for licensed technology                               -           975,000
Issuance of stock for research
   and development                                                      -           375,000
Issuance of stock in connection
   with subscription agreement                                          -           540,000
Net loss                                                          (483,310)        (483,310)
                                                              ------------     ------------

Balance, April 30, 1995                                           (483,310)       1,526,690

Issuance of stock in connection with

   initial public offering                                              -         4,337,208
Issuance of stock in connection with
   consulting agreements                                                -                -
Compensation earned in connection with
   consulting agreements                                                -            97,500
Net loss                                                        (1,139,761)      (1,139,761)
                                                              ------------     ------------


Balance, April 30, 1996                                         (1,623,071)       4,821,637

Issuance of stock for services                                          -            17,500
Issuance of stock in connection with
   investment in subsidiary                                             -            75,000
Compensation earned in connection with
   consulting agreements                                                -           495,000
Issuance of stock by subsidiary
   to minority holders                                                  -           (37,350)
Amortization of unearned compensation
   of minority holders-subsidiary                                       -             2,502
Net loss                                                        (1,907,403)      (1,907,403)
                                                              ------------     ------------

Balance, April 30, 1997                                       $ (3,530,474)    $  3,466,886
                                                              ============     ============






                 See notes to consolidated financial statements

                  EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended               Cumulative
                                                                             April 30,            From Inception
                                                               ---------------------------------  March 3, 1995 to
                                                                     1997              1996           April 30, 1997
                                                                --------------     --------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                    $   (1,907,403)    $   (1,139,761)   $     (3,530,474)
                                                               --------------     --------------  ------------------
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                  241,203            734,650             999,163
       Minority interest in loss of subsidiary                       (139,072)                -             (139,072)
       Non-cash consideration - consulting                            517,500             97,500             615,000

       Non-cash consideration - research
         and development                                                   -                  -              440,000
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                        (91,838)           (25,760)           (117,598)
           Interest receivable                                         14,580            (32,625)            (18,045)
           Inventories                                                    775            (22,276)            (21,501)
           Prepaid expenses and other current assets                  (71,340)           (85,444)           (156,784)
           Other assets                                                 3,771            (71,666)            (67,895)
         Increase in liabilities:

           Accounts payable and accrued expenses                      280,879             18,658             319,537
           Customer deposits                                           25,000                 -               25,000
                                                               --------------     --------------     ---------------
       Total adjustments                                              781,458            613,037           1,877,805
                                                               --------------     --------------     ---------------
       Net cash used in operating activities                       (1,125,945)          (526,724)         (1,652,669)
                                                               --------------     --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in short-term investments                                (559,000)                -             (559,000)
   Net sale (purchase) of investments in
     available-for-sale securities                                  1,754,924         (2,804,304)         (1,049,380)
   Net cash paid for asset acquisition                               (200,588)                -             (200,588)
   Purchase of licensed technology                                         -            (450,000)           (450,000)
   Purchase of plant and equipment                                   (148,059)           (17,313)           (165,372)
                                                               --------------     --------------     ---------------
       Net cash provided by (used in)
         investing activities                                         847,277         (3,271,617)         (2,424,340)
                                                               --------------     --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of debt                                          -             175,000             300,000
   Proceeds from issuance of stock                                         -                  -              120,000
   Proceeds from issuance of subsidiary
     stock to minority shareholder                                    150,000                 -              150,000
   Repayment of debt                                                       -            (550,000)           (550,000)
   Proceeds of stock offering, net of deferred costs                       -           4,337,208           4,337,208
                                                               --------------     --------------     ---------------
       Net cash provided by financing activities                      150,000          3,962,208           4,357,208
                                                               --------------     --------------     ---------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                              (128,668)           163,867             280,199

CASH AND CASH EQUIVALENTS
   at beginning of period                                             408,867            245,000                  -
                                                               --------------     --------------     --------------

CASH AND CASH EQUIVALENTS
   at end of period                                            $      280,199      $      408,867      $      280,199

                                                               ==============      ==============      ==============

                 See notes to consolidated financial statements

                  EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED APRIL 30, 1997 AND 1996

1.     Organization and Nature of Operations:

       Embryo Development Corporation (the "Company") is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices.

       In January 1997, the Company acquired a majority interest in Hydrogel Design Systems, Inc. ("HDS") (see Note 3). HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product, and after-market components for apnea monitoring.

       The Company and HDS are in the development stage, as defined in Statement of Financial Accounting Standard No. 7, "Accounting and Reporting for Development Stage Enterprises". To date, the Company has generated minimal sales and devoted its efforts primarily to various organizational activities, including negotiating of license agreements, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995 (see Note 8), and undertaking preliminary activities for the commencement of operations. In February 1997, HDS acquired certain assets and the ongoing business of a group of companies engaged in the manufacture and distribution of hydrogel and after-market apnea monitoring components. HDS is devoting substantial efforts to the establishment of a manufacturing facility for its accelerator beam equipment used in the production of hydrogel, anticipated to be completed during the year ended April 30, 1998, and in contacting prospective customers of hydrogel and related accelerator beam products. In September 1995, the Company purchased certain assets and the on-going business of a medical products division of an existing business (see
Note 10). The Company has not generated any significant revenue to date and is presently evaluating the commercial value of the products obtained under its business acquisitions license agreements. Although the Company is constructing its manufacturing facility and has obtained exclusive licenses for the manufacture and marketing rights to certain medical devices, there can be no assurance that the Company will be successful in marketing any such products.

2.     Summary of Significant Accounting Policies:


       a. Principles of consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, HDS. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

       b.  Depreciation and amortization

           Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Amortization of licensed technology is computed using the straight-line method over the estimated useful life of the related technology (7 years).

           The Company provides for depreciation over the following estimated useful lives:

           Manufacturing equipment                            10 years
           Office equipment and fixtures                     3-7 years

       c.  Inventories

           Inventories, consisting principally of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

       d.  Investments

           Short-term investments consist of bank certificates of deposits.

           Investments in debt and equity securities are designated as trading, held-to-maturity, or available for sale. Management considers the Company's marketable securities, consisting principally of government and government-backed securities, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value.

       e.  Concentration of credit risk

           Financial instruments which potentially expose the Company to concentration of credit risk, include cash deposits in excess of federally insured limits, U.S. treasury notes and other government backed securities.

       f.  Income taxes

           Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities,

and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       g.  Statement of cash flows

           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       h.  Research and development costs

           Research and development costs are expensed as incurred.

       i. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       j.  Advertising

          The Company charges to expense, advertising costs as incurred. Advertising costs approximated $71,000 and $1,000 for the years ended April 30, 1997 and 1996, respectively.

       k.  Stock-based compensation

          The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation".

       l.  New standards

           In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128"), which simplifies the standards for computing earnings per share previously used and makes them comparable to international standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Company does not believe that the adoption of this Statement will have a material effect to its financial statements.


3.     Investment in HDS:

       In January 1997, the Company entered into a subscription agreement to acquire 1,251,000 shares of HDS common stock and 15,000,000 shares of HDS Series A preferred stock. HDS was formed to effect the asset acquisition described in
Note 10b. As consideration for its interest, the Company contributed $150,000 in cash, 150,000 shares of its common stock, and the commitment to make available to HDS a $500,000, 8% revolving line of credit.

       At April 30, 1997, the Company's ownership of HDS represented 50.04% of the common stock and 92.9% of total voting shares.

4.     Investments in Available-for-Sale Securities:

       Investments in available-for-sale securities consist of the following at April 30, 1997:

       Current:
         Guaranteed by the U.S. Government:
           Federal National Mortgage Notes                       $   299,414
                                                                 ===========
       Non-current:
         Guaranteed by the U.S. Government:
           Federal Farm Credit Notes                             $   249,966
           U.S. Treasury Notes                                       500,000
                                                                 -----------

                                                                 $   749,966
                                                                 ===========
5.     Property, Plant and Equipment:

       Property, plant and equipment, at cost, consist of the following at April 30, 1997:

       Manufacturing equipment                                   $   226,275
       Office equipment and fixtures                                  63,721
       Leasehold improvements                                         50,334
       Projects in progress                                          664,642
                                                               -------------
                                                                   1,004,972

       Less accumulated depreciation and amortization                 11,925
                                                               -------------
                                                                $    993,047
                                                                ============

       During the year ended April 30, 1997, $12,500 of interest was capitalized in connection with the construction of certain projects in progress.

6.     License Agreements:

       In March 1995, the Company entered into seven license agreements for the rights to manufacture and market seven medical devices for an aggregate purchase price of $1,430,000. The consideration consisted of the issuance of $230,000 in notes and 400,000 shares of the Company's common stock. In addition, the seller is entitled to royalties, ranging from 6% - 8% of net revenues, as defined, of the licensed products sold. The agreements are in effect over the lives of the respective patents.

       Each of the seven agreements also provide for minimum payment obligations commencing 2 1/2 years after the date of the agreements. The agreements provide that the licensor may terminate the licenses if the minimum royalty payments are not made. The minimum payment obligations for each license are as follows:

                                             Minimum Payment
            Agreement Year                      Obligation
       ------------------------             -----------------
       September 30, 1997                         $ 25,000
       March 31, 1998                             $ 25,000
       September 30, 1998                         $ 50,000
       March 31, 1999                             $ 50,000
       September 30, 1999                         $100,000
       March 31, 2000                             $100,000
       March 31, 2001                             $200,000

       The Company also entered into royalty sharing agreements under which it is entitled to 50% of the royalties received by the licensor under license agreements for two medical devices. Consideration under these agreements consisted of the issuance of $20,000 in notes and 50,000 shares of the Company's common stock. The royalty sharing agreements are in effect over the lives of the underlying agreements. In addition, the Company has the right to license the patents for the products in the event the underlying licenses are terminated.

       The common stock issued under these agreements were valued at $3 per share.

       The medical devices underlying five of these license and royalty sharing agreements were deemed to be in the development stage, and accordingly, the consideration paid ($440,000) was charged to operations (research and development) in the period ended April 30, 1995. The consideration for the remaining four agreements ($1,160,000) was recorded as licensed technology.

7.     Note Payable:

       On January 24, 1997, HDS entered into a financing agreement with a customer for the purchase of $600,000 of manufacturing equipment from a third party. The agreement consists of a promissory note in the amount of $600,000 which bears interest at 8% per annum and is due between three (3) and six (6) years from the anniversary date, depending upon the amount of products the customer has ordered from HDS. The funds were transferred directly from the lender to the seller of the equipment. The note is collateralized by the related equipment.


8.     Stockholders' Equity:

       a.  Capitalization

           The Company's authorized capitalization consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. All stock has a $.0001 par value. Each share of common and preferred has one vote in all matters. In the event of any liquidation, holders of the issued and outstanding shares of preferred stock will be entitled to receive, prior to any distribution to the holders of common stock, the sum of $.10 per share.

       b.  Initial capitalization

           In March 1995, the Company issued 2,400,000 shares of common stock and 6,000,000 shares of preferred stock ("Founders' Stock") for an aggregate amount of $120,000.

       c.  Subscription agreements

           In March 1995, the Company entered into subscription agreements in connection with a bridge loan in the aggregate amount of $300,000, (the "Bridge Loans"). In connection with the Bridge Loan, the Company issued the aggregate amount of 180,000 Bridge Units, each Bridge Unit consisting of one share of Common Stock and one Class B Warrant. Each Class B Warrant entitles the holder to acquire one share of common stock at an exercise price of $10 per share. The promissory notes issued in connection with the Bridge Loan were repaid with interest at 8% on November 22, 1995, with the proceeds from the public offering. The 180,000 shares of the Company's common stock represented a financing cost of $540,000 ($3 per share) which was amortized in full upon the successful completion of the public offering.

       d.  Public offering

           In November 1995, the Company completed a public offering of 1,000,000 shares of common stock at $5.00 per share for an aggregate of $5,000,000. An additional 150,000 shares were sold for gross proceeds of $750,000 to the underwriter to cover over-allotments. In addition, the underwriter received an option, for a nominal fee, to acquire 100,000 shares of common stock at an exercise price of $6.75 per share. The option expires in November 2001.

           Effective with the closing of the offering, the Company entered into a consulting agreement with the underwriter. The underwriter ceased operations in 1997, and the unamortized balance of the consulting fee ($91,667) was charged to operations in the year ended April 30, 1997.


       e.  Issuance of securities

          In July 1996, the Company issued 5,000 shares of common stock to its medical advisory board for services. The value of the common stock granted ($17,500) was charged to operations.

           In May 1996, the Company issued a five-year warrant, exercisable at any time, for the purchase of 100,000 shares of common stock of the Company at $6 per share. The warrant was issued in connection with the termination of a sublicensing agreement.

       f.  Consulting agreements

           In February 1996, the Company entered into two separate multi-year consulting agreements. As consideration for these services, the Company issued 225,000 shares of common stock to each of the parties. The value of the common stock granted ($1,800,000) is being charged to operations ratably over the lives of the consulting agreements.

           In August 1995, the Company entered into a three-year consulting agreement for services related to the development of strategic sales and marketing plans in the United States and internationally. The agreement, which initially provided for a monthly consulting fee of $5,000, was amended in March 1996, at which time the Company issued 60,000 shares of common stock in lieu of the monthly consulting fee. The value of the common stock granted ($240,000) is being charged to operations ratably over the remaining life of the consulting agreement.

       g.  Stock option plan

           The Company has adopted a Non-qualified Option Plan (the "Plan") covering 2,000,000 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance.

           The Company has also adopted an Incentive Option and Stock Appreciation Rights Plan (the "Incentive Option Plan") covering 2,000,000 shares of the Company's common stock. Incentive stock options under the Incentive Option Plan are granted at an exercise price (not less than the fair market value) at the date of grant. Non-qualified options and freestanding stock appreciation rights may also be granted with any exercise price.

           To date, no options or stock appreciation rights have been granted under either plan.

       h.  Loss per share


           Loss per share was computed by dividing net loss by the weighted number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

           As noted in Note 8d, the Company has completed an initial public offering ("IPO"). Pursuant to SEC rules, common stock issued for consideration below the IPO price during the 12 months before the filing of the registration statement has been included in the weighted average number of shares, using the treasury stock method, as if such shares had been outstanding for all periods presented.

       i.  Reserved shares

           Common shares reserved at April 30, 1997 are as follows:

           Incentive stock option plan                         2,000,000
           Non-qualified stock option plan                     2,000,000
           Class B Warrants                                      180,000
           Consultant warrants                                   600,000
           Underwriter's options                                 100,000
           Key employee options                                  300,000
           Other                                                 100,000
                                                            ------------
                                                               5,280,000
                                                            ============

9.     Commitments and Contingencies:

       a.  Class action lawsuits

           Class Action complaints have been filed naming as defendants the Company and certain Board members. The Class Actions assert that the underwriter of the Company's initial public offering and other defendants engaged in various violations of the federal securities laws. The Company and Board members deny that they engaged in any improper conduct or any violations of any federal securities laws and intend to vigorously defend the action. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, management does not believe that they should result in a materially adverse effect on the Company's financial position.

       b.  Employment agreement

           (i) On January 1, 1997, the Company entered into a two-year employment agreement with an officer. The agreement calls for annual compensation of $90,000 the first year and $100,000 in the second year with a minimum bonus of 10% per annum of the prior year's salary. The officer was also granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $.65 per share, the market price at the time the agreement was executed.

           (ii) HDS has entered into five-year employment agreements with three executives which provide for minimum annual salaries aggregating $242,000. In addition, HDS granted to two executives 500,000 shares of its common stock (valued at $100,000), which will be earned by the executives over the terms of their employment.

                In 1995, the Company granted an officer an option to purchase 100,000 shares of the Company's common stock at an exercise price of $5 per share and 100,000 shares, exercisable commencing March 1997, at an exercise price equal to the fair market value at March 31, 1997 ($.5625). These options are exercisable over a four-year period.

       c.  Consulting agreement

           In 1995, the Company has entered into a four-year consulting agreement with the licensor of the medical devices discussed in Notes 4 and 6. The agreement provides for an annual consulting fee of $75,000. In addition, the consultant was issued warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $3 per share.

       d.  Lease

           On February 14, 1997, the Company entered into a seven-year operating lease for premises to be used for offices and manufacturing. The lease provides for annual minimum lease payments ranging from $116,000 to $119,000. The lease contains a five-year renewal option and provides that the Company shall pay for insurance, taxes and maintenance. In addition, the lease contains an escalation clause based upon increases in the consumer price index for years four through seven.

           The Company and HDS lease two operating facilities from its executives on a month-to-month basis. Rent expense under these leases approximate $68,500 and $25,000 during the years ended April 30, 1997 and 1996.

           Aggregate rent expense approximated $113,700 and $28,900 for the years ended April 30, 1997 and 1996, respectively.

       e.  Purchase commitments

           HDS had outstanding purchase commitments for property, plant and equipment of approximately $326,000 at April 30, 1997.

10.    Business Combinations:


       a. In September 1995, the Company entered into an agreement to purchase certain assets and the ongoing business of the Medical Division of C.F. Electronics, Inc. ("CF"). Under the agreement, the Company acquired CF's medical products for consideration of $450,000, of which $45,000 was paid upon closing and the balance ($405,000) was paid on December 12, 1995 from the proceeds from the public offering. The Company also purchased CF's finished goods inventory and demonstration equipment.

           In addition, the Company entered into a five year "Supply Agreement" with CF, which provides for CF to supply the Company with certain products at a price equal to CF's cost (as defined) plus 10%. The Agreement provides for minimum payments to CF during its first two years.

       b. On February 6, 1997, HDS acquired certain assets from a group of entities for an aggregate purchase price of $150,000 in cash and 150,000 shares of Embryo Common Stock (valued at $75,000). Assets acquired include property rights and technical data, machinery and equipment, and inventory. The Embryo shares vest on the second anniversary date of the agreement only if HDS has earned $500,000 in cumulative gross revenue derived from the sale of certain products during the two (2) year period. If, on the vesting date, the fair market value of the shares is less than $900,000, the parties may demand that HDS purchase all of the shares at an aggregate purchase price of $900,000 in either cash and/or marketable securities. Expenses of approximately $51,000 were incurred in connection with this acquisition. This acquisition has been accounted for as a purchase.

       As a result of this transaction, the following was recorded at February 6, 1997:

       Inventories                                           $ 27,000
       Property and equipment                                 240,000
       Other assets                                             9,000
                                                           ----------
                                                           $  276,000
                                                           ==========

       Pro forma consolidated information assuming the transaction had taken place as of May 1, 1995, is as follows:

                                                                     April 30,
                                                                     ---------
                                                               1997            1996
                                                          --------------    -----------
       Revenues                                           $      792,714    $  1,298,195
                                                          ==============    ============
       Net loss                                           $    1,934,726    $  1,125,651
                                                          ==============    ============
       Net loss per share                                 $         (.40)   $       (.30)
                                                          ==============    ============
       Weighted average number of shares outstanding           4,844,164       3,786,685

                                                               =========       =========


11.    Income Taxes:

       Net deferred income tax asset is comprised of the following:

                                                                April 30,
                                                                ---------
                                                          1997              1996
                                                     --------------    -------------
       Net operating loss carryforwards              $    1,752,000     $    388,000
       Unearned compensation                               (579,000)          39,000
       Other                                                 64,000           15,000
       Valuation allowance                               (1,237,000)        (442,000)
                                                     --------------     ------------
                                                     $           -      $         -
                                                     ==============     ===========

                                      F-13

12.    Major Customers:

       Sales to two customers approximated 18% and 14% of total revenues in 1997. Sales to one customer approximated 16% of total revenues in 1996.

13.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets, Short-Term Investments, Investments in Available-for-Sale Securities and Current Liabilities: The carrying amount of cash and temporary cash investments, current receivables and payables and certain other financial instruments approximate their fair value.

       Note Payable: The fair value of the note payable estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount at April 30, 1997 approximates fair value.

       The carrying amount and fair value of the Company's financial instruments at April 30, 1997 are as follows:

                                                                  Carrying         Fair

                                                                    Value         Value
                                                                 ----------    -----------
       Cash and cash equivalents                                 $  280,200    $  280,200
       Short-term investments                                       559,000       559,000
       Investments in available-for sale securities               1,049,400     1,049,400
       Accounts receivable and interest receivable                  135,600       135,600
       Accounts payable and accrued expenses                        319,500       319,500
       Note payable                                                 600,000       600,000


14.    Supplementary Information - Statements of Cash Flows:

       Cash paid during the years for:

                                                                                           Years Ended
                                                                                            April 30,
                                                                                ---------------------------------
                                                                                   1997                  1996
                                                                                   ----                  ----
       Interest, net of capitalized interest                                     $     822             $  25,698
                                                                                 =========             =========
       Income taxes                                                              $  13,984             $     292
                                                                                 =========             =========

          HDS financed the acquisition of $600,000 of manufacturing equipment with a note payable. Additionally, $12,500 of interest expense was capitalized during the year ended April 30, 1997.