Form 10QSB
period 1997-07-31
EMBRYO DEVELOPMENT CORP
filed 1997-09-15
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended July 31, 1997

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




   Class                            Outstanding at September 10, 1997
Common Stock                                    4,845,000







                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
               For the Three Months Ended July 31, 1997

                           TABLE OF CONTENTS

                                                  Page to Page





Consolidated Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows...............................3

Notes to financial statements........................4-6

Management's discussion and analysis
of financial condition and result
of operations........................................7-9

Part II. - Other information..........................10

Signatures............................................11

EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                              July 31, 1997


     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $     75,505
  Short-term investments                                         175,000
  Investments in available-for-sale securities                   799,531
  Accounts receivable                                            136,204
  Interest receivable                                             19,243
  Inventories                                                     78,450
  Prepaid expenses and other current assets                      212,370
                                                               _________
     Total current assets                                      1,496,303

INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES                     250,000

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $24,523                                         457,743

CONSTRUCTION PROJECTS IN PROGRESS                                812,265

LICENSED TECHNOLOGY, net of accumulated
 amortization of $504,525                                      1,105,475

OTHER ASSETS                                                     127,177
                                                            ____________
                                                            $  4,248,963
                                                            ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    437,350
  Customer deposits                                               25,000
                                                            ____________
     Total current liabilities                                   462,350

NOTE PAYABLE                                                     600,000
INTEREST OF MINORITY HOLDERS IN SUBSIDIARY                         9,612
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 4,845,000 issued and outstanding                          485
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding                          600
 Additional paid-in-capital                                    8,446,277
 Unearned compensation                                        (1,323,750)
 Deficit accumulated during the development stage             (3,946,611)
                                                              ___________
     Total equity                                              3,177,001

                                                            $  4,248,963
                                                            =============

                                   -1-
            EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS




                                 THREE MONTHS ENDED          Cumulative
                                    JULY 31,                   During
                                 1997       1996             Development
                                                                Stage
                               (Unaudited) (Unaudited)       (Unaudited)

REVENUES                $  334,280       $   6,565         $   769,540
                        _________        __________        ___________
COST AND EXPENSES:
  Cost of sales            231,550           5,077             561,439
  General, selling
    and administrative     468,126         321,876           2,719,726
  Research and development  41,436          38,528             759,880
  Amortization              57,500          57,500             504,525
 Interest and other
   (income)expense          (4,533)        (38,435)            353,315
                        ___________      __________         __________
                           794,079         384,546           4,898,885
                        ___________      __________         __________

LOSS BEFORE
 MINORITY INTEREST      $ (459,799)      $(377,981)        $(4,129,345)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY         43,662             -               182,734
                        __________       __________        ___________

NET LOSS                $ (416,137)     $ (377,981)        $(3,946,611)
                        ===========     ===========        ============

NET LOSS PER SHARE      $     (.09)     $     (.08)         $      (.95)
                        ===========     ===========         ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING             4,845,000       4,691,685             4,167,574
                        ===========     ===========          ===========



              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          THREE MONTHS ENDED  Cumulative
                                             JULY 31,           During
                                            1997    1996      Development
                                                                 Stage
                                    (Unaudited)   (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                            $ (416,137) $ (377,981)  $(3,946,611)
                                     ___________ ___________  ____________
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization         70,097      58,667     1,069,260
   Minority interest in loss
   of subsidiary                        (43,662)        -        (182,734)
   Non-cash consideration - consulting  128,750      141,250      743,750
   Non-cash consideration - research
    and development                         -           -         440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable               (18,606)      2,005      (136,204)
      Interest receivable                (1,198)        624       (19,243)
      Inventories                       (29,954)     (9,125)      (51,455)
      Prepaid expenses and other
       current assets                   (30,586)    (25,035)     (187,370)
      Other assets                      (75,501)    (20,002)     (143,396)
    Increase (decrease) in liabilities:
      Accounts payable and
       accrued expenses                 117,813      (4,547)      437,350
      Customer deposits                     -            -         25,000
                                      _________    _________    __________
 Total adjustments                      117,153     143,837     1,994,958
Net cash used in
  operating activities                 (298,984)   (234,144)   (1,951,653)
                                      __________   _________   ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in
  short-term investments                384,000        -         (175,000)
 Net sale (purchase) of investments
   in available-for-sale securities        (151)    496,520    (1,049,531)
 Net cash paid for asset acquisition         -           -       (200,588)
 Purchase of licensed technology             -           -       (450,000)
 Purchase of plant, equipment and
  construction projects in progress    (289,559)     (7,887)     (454,931)
                                      __________    ________   ___________
   Net cash provided by (used in)
   investing activities                  94,290     488,633    (2,330,050)
                                      __________    ________   ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt             -            -        300,000
 Proceeds from issuance of stock            -            -        120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder             -            -        150,000
 Repayment of debt                          -            -       (550,000)
 Proceeds of stock offering, net of
  deferred costs                            -            -      4,337,208
                                      _________    ________    __________
   Net cash provided by financing
   activities                               -            -      4,357,208
                                      _________    ________    __________
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                  (204,694)    254,489        75,505
CASH AND CASH EQUIVALENTS at
 beginning of period                    280,199     408,867           -
                                      _________    ________    __________
CASH AND CASH EQUIVALENTS at
end of period                        $   75,505  $  663,356   $    75,505
                                      ==========  ==========   ===========

                 EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JULY 31, 1997



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

     Upon consolidation, all significant intercompany accounts and transactions have been eliminated.


2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods
ended July 31, 1997 and July 31, 1996.   The financial statements should be
read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1997. The results of operations for the three month periods ended July 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


3.   Inventories:

     Inventories at July 31, 1997 consist principally of finished goods.


4.   Investments in Available-for-Sale Securities:

     Investments in available-for-sale securities consist of the following at July 31, 1997:

           Current:
             Guaranteed by the U.S. Government:
                Federal National Mortgage Notes        $  299,590
                U.S. Treasury Notes                       499,941
                                                       $  799,531
           Non-current:
             Guaranteed by the U.S. Government:
             Federal Farm Credit Notes                 $  250,000

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JULY 31, 1997
                               (Continued)


5.   Stockholders' Equity:

     Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.


6.   Litigation:

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


7.   Subsequent Events:

     a.  Investment in HDS

         In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. At July 31, 1997, the balance approximated $483,000. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000, in consideration for HDS entering into a management agreement with the Company. The management agreement provides for the payment to Embryo of at least $75,000 per year in consideration for Embryo providing HDS with administrative, marketing and management services.

     b   Business Combination Contingency

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

          On August 31, 1997, HDS determined that the $500,000 revenue contingency will be met within the two (2) year period and has, accordingly, recorded an additional $825,000 liability due to the seller as of August 31, 1997.
                                   -5-

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JULY 31, 1997
                               (Continued)





8.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $1,026 and -0- for the three months ended July 31, 1997 and 1996, respectively.

     The Company paid income taxes of $2,961 and $5,030 for the three months ended January 31, 1997 and 1996, respectively.






































                                   -6-


              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

    The Company had net working capital of $1,033,953 at July 31, 1997 which is primarily due to the remainder of the proceeds from the public offering which was completed in November 1995. Additionally, the Company has invested approximately $250,000 of these proceeds in long-term investments. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the three months ended July 31, 1997 reflects cash used in operating activities of approximately $299,000. This use of cash is primarily attributable to general and administrative expenses, product development and advertising and marketing expenses. Net cash provided by investing activities approximated $94,000 representing the sale of investments of approximately $384,000, of which $290,000 was used to purchase property and equipment for HDS through its revolving credit line with the Company. Credit line advances aggregated approximately $317,000 during the three month period ended July 31, 1997. The remaining cash was used to fund current operations. In addition, the cash and cash equivalents balance decreased by $205,000, which was also used to fund current operations.

     At July 31, 1997, the balance on the revolving line of credit between HDS and the Company approximated $483,000. In August of 1997, the Company increased the amount of the revolving line of credit to $850,000,in consideration for HDS entering into a management agreement with the Company. The management agreement provides for the payment to Embryo of at least $75,000 per year in consideration for Embryo providing HDS with administrative, marketing and management services.

     In August, 1997, HDS determined that the $500,000 revenue contingency associated with its asset purchase of a group of entities which was completed on February 6, 1997 will be met within the required (2) year period. This contingency has resulted in the recording, in August 1997, of an additional $825,000 liability due to the seller, which will become due on February 6, 1999.

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

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through July 31, 1997 is $769,540. This is a result of the sale of the C.F. Medical Devices of approximately $367,000 and HDS sales of hydrogel and apnea monitor products of approximately $403,000. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $3,946,611 as of July 31, 1997. The Company expects to continue to incur operating losses until such time it can generate significant revenues from the sale of its products.

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


                                   -8-
              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)




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





















                                   -9-



PART II- OTHER INFORMATION

Item 1. - Legal Proceedings

     The Company has been named in four (4) actions, three (3) of which are seeking class certification of their claims against the Company and various other defendants.

    Morehead, et al. v. Advanced Voice Technologies, et al., (New York Supreme Court, New York County); Control Touch Systems, Inc. v. Advanced Voice Technologies, Inc., et al, (New York Supreme Court, New York County); Mott v. Sterling Foster & Co., Inc., et al., (United States District Court, District of South Carolina); Petit, et al. v. Sterling Foster & Co., Inc., et al., (United States District Court, Eastern District of New York). These complaints against numerous defendants including the Company allege violations of the Securities Act of 1933 arising out of the November 1995 initial public offering of 1 million shares of the Company's stock.
According to the complaints, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), manipulated secondary market trading in shares of the Company's common stock following the offering. The complaints further allege that the prospectus and registration statement for the offering failed to disclose material facts, in violation of federal and state securities laws. The complaints seek unspecified damages. The Company and its officers and directors deny the allegation of the complaints and are vigorously defending these actions.


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






                                           EMBRYO DEVELOPMENT CORPORATION









                                          By: /s/ Matthew L. Harriton
                                              Matthew L. Harriton
                                              President and Chief
                                              Executive Officer

                                              Chief Financial Officer


Dated: September 10, 1997