Form 10QSB
period 1997-10-31
EMBRYO DEVELOPMENT CORP
filed 1997-12-18
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended October 31, 1997

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




   Class                            Outstanding at December 12, 1997
Common Stock                                    4,845,000







                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
               For the Six Months Ended October 31, 1997

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

Statements of operations...............................2

Statements of cash flows...............................3

Notes to financial statements........................4-7

Management's discussion and analysis
of financial condition and result
of operations.......................................8-10

Part II. - Other information.......................11-12

Signatures............................................13














                EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                            October 31, 1997

     ASSETS
     -------
CURRENT ASSETS:
  Cash and cash equivalents                                 $    456,267
  Investments in available-for-sale securities                   299,765
  Accounts receivable                                            115,386
  Interest receivable                                              3,812
  Inventories                                                     80,836
  Prepaid expenses and other current assets                      219,382
                                                               ---------
     Total current assets                                      1,175,448

INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES                     250,000

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $53,914                                       1,714,234

LICENSED TECHNOLOGY, net of accumulated
 amortization of $562,025                                      1,047,975

OTHER ASSETS                                                     101,645
                                                            ------------
                                                            $  4,289,302
                                                            ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
   -------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    682,269
  Customer deposits                                                3,795
  Note payable                                                   350,000
                                                            ------------
     Total current liabilities                                 1,036,064

NOTE PAYABLE                                                     600,000
INTEREST OF MINORITY HOLDERS IN SUBSIDIARY                           -0-
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 4,845,000 issued and outstanding                          485
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding                          600
 Additional paid-in-capital                                    8,458,903
 Unearned compensation                                        (1,200,000)
 Deficit accumulated during the development stage             (4,606,750)
                                                              -----------
     Total equity                                              2,653,238
                                                              -----------

                                                             $  4,289,302
                                                             ============



              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS




                           SIX MONTHS ENDED    THREE MONTHS ENDED  Cumulative
                              OCTOBER 31,         OCTOBER 31,        During
                           1997     1996       1997       1996     Development
                                                                    Stage
                    (Unaudited)(Unaudited)(Unaudited) (Unaudited)  (Unaudited)


REVENUES                  $569,521  $31,831   $235,241   $25,266  $ 1,004,781
                          --------  -------   --------   -------  -----------
COSTS AND EXPENSES:
  Cost of sales            460,382   22,483    228,832    17,406     790,271
  General, selling
    and administrative     984,892  641,552    516,766   319,676   3,236,492
  Royalties                 57,752      -0-     57,752       -0-      57,752
  Research and development  87,977   93,782     46,541    55,254     806,421
  Amortization             115,000  115,000     57,500    57,500     562,025
  Interest and other
   (income)expense           5,675  (43,684)    10,208    (5,249)    363,523
                         ---------  --------    ------    -------   ---------
                         1,711,678  829,133    917,599   444,587   5,816,484
                         ---------  -------    -------   -------   ---------

LOSS BEFORE
 MINORITY INTEREST      (1,142,157)(797,302) (682,358) (419,321) (4,811,703)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY         65,881      -0-     22,219       -0-     204,953
                         ---------- --------  --------- -------- -----------

NET LOSS               $(1,076,276)(797,302) $(660,139)$(419,321)$(4,606,750)
                       =========== ========  ========= ========= ============

NET LOSS PER SHARE     $      (.22) $  (.17) $    (.14)  $  (.09)  $   (1.09)
                       ============ ======== ============ =======  ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING             4,845,000 4,693,342  4,845,000 4,695,000   4,223,244
                         ========= =========  ========= =========   ==========





              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               SIX MONTHS ENDED    Cumulative
                                                 OCTOBER 31,         During
                                                    1997    1996   Development
                                                                     Stage
                                           (Unaudited) (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $(1,076,276)$(797,302) $(4,606,750)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization               156,988   117,820    1,156,151
   Minority interest in loss of subsidiary     (65,881)              (204,953)
   Non-cash consideration - other              269,483   265,000      884,483
   Non-cash consideration - research
    and development                                 -         -       440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                        2,212   (4,779)     (115,386)
      Interest receivable                       14,233   (5,748)       (3,812)
      Inventories                              (32,340) (45,492)      (53,841)
      Prepaid expenses and other
       current assets                          (29,348)   3,284      (186,132)
      Other assets                             (49,969) (15,001)     (117,864)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses    362,731   57,231       682,268
      Customer deposits                        (21,205)     -           3,795
                                               -------- -------     -- --------
 Total adjustments                             606,904  372,315     2,484,709
                                               -------  -------     ----------
Net cash used in operating activities         (469,372)(424,987)   (2,122,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in short-term investments            559,000    -              -
 Net sale (purchase) of investments
   in available-for-sale securities            499,615 189,098       (549,765)
 Net cash paid for asset acquisition                -      -         (200,588)
 Purchase of licensed technology                    -      -         (450,000)
 Purchase of plant, equipment and
 construction projects in progress            (763,175) (7,887)      (928,547)
                                              --------- -------      ---------
   Net cash provided by (used in)
   investing activities                        295,440 181,211     (2,128,900)
                                              -------- -------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                350,000     -          650,000
 Proceeds from issuance of stock                    -      -          120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                     -      -          150,000
 Repayment of debt                                  -      -         (550,000)
 Proceeds of stock offering, net of
  deferred costs                                    -      -        4,337,208
                                             ---------  -------     ---------
   Net cash provided by financing
   activities                                  350,000     -        4,707,208
                                              --------  -------     ---------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                          176,068 (243,776)      456,267
CASH AND CASH EQUIVALENTS at
 beginning of period                           280,199  408,867           -
                                               ------- --------       -------
CASH AND CASH EQUIVALENTS at end of period  $  456,267 $165,091    $  456,267
                                            ========== ========    ==========


              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1997

1.   Organization and Basis of Consolidation:

     Embryo Development Corporation (the Company) is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio -medical devices. The accompanying financial statements include the accounts of the Company and its majority-owned subsidiary, Hydrogel Design Systems, Inc.(HDS). HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product, and after-market components for apnea monitoring.

     Upon consolidation, all significant intercompany accounts and transactions have been eliminated.

2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six and three month
periods ended October 31, 1997 and October 31, 1996.   The financial
statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1997. The results of operations for the six month periods ended October 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories:

     Inventories at October 31, 1997 consist principally of finished goods.

4.   Investment in HDS:

     At October 31, 1997, the Company's ownership of HDS represented 49.16% of the common stock and 92.6% of total voting shares.

     Approximately $11,500 of the loss applicable to minority interest for the six and three months ended October 31, 1997 was in excess of minority interest in capital, and accordingly has been charged to EDC's operations. In the event HDS generates future earnings, EDC's interest in HDS will be credited to the extent of the losses previously absorbed.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At October 31, 1997, borrowings under the revolver approximated $755,000.

    In August 1997, HDS entered into a one year management agreement with the Company subject to automatic renewal each year. The management agreement provides for an annual fee of the greater of $75,000 per annum or ten (10%) percent of the gross sales generated by the Company's sales representatives in consideration for Embryo providing HDS with administrative, marketing and management services.

                                 -4-
              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1997
                               (Continued)


5.   Investments in Available-for-Sale Securities:

     Investments in available-for-sale securities consist of the following at October 31, 1997:
           Current:
             Guaranteed by the U.S. Government:
                Federal National Mortgage Notes        $  299,765
                                                       ==========
           Non-current:
             Guaranteed by the U.S. Government:
             Federal Farm Credit Notes                 $  250,000
                                                       ==========

6.   License Agreements:

     In March 1995, the Company entered into seven (7) license agreements for the rights to manufacture and market seven medical devices which provide for minimum payment obligations which commenced September 30, 1997. On September 30, 1997, the agreements for six (6) of the devices were amended to extend the date for the first minimum payment obligation to March 31, 1998. In consideration for the extension, the aggregate first minimum payment obligation increased from $150,000 to $165,000. The payment due on (1) of the devices of $25,000 was made in accordance with the terms of the original agreement.

7.  Note Payable:

    On October 1, 1997, HDS entered into a loan agreement in the amount of $350,000 with a third party affiliated with certain stockholders of the Company and HDS. The loan is evidenced by a promissory note payable on demand and bears interest at 8% per annum. As additional consideration for making the loan, the lender also received options to purchase 100,000 shares of HDS Common Stock exercisable for a period of five (5) years at $.40 per share. The fair value of the options($9,900) has been recorded as additional interest and is being amortized over the estimated life of the loan.

8. Stockholders' Equity:

     a.  Issuance of securities

         On September 16, 1997, HDS issued an aggregate of 25,000 shares of common stock to four (4) employees as additional compensation. The value of the common stock granted ($10,000) was charged to operations.

     b.  Loss per share

         Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

                                    -5-


              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1997
                               (Continued)



9.   Commitments:


     In September 1997, the Company amended an employment agreement with an officer dated January 1, 1997. The agreement, as amended, provides for annual compensation of $60,000 effective January 1, 1998. The officer was also granted options to purchase 400,000 shares of the Company's common stock at an exercise price equal to the market price on the date of the amendment ($.59)exercisable for a period of four (4) years.

     In addition, the Company entered into a two-year employment agreement with an executive which provides for annual compensation of $30,000 commencing January 1, 1998. The executive was also granted options to purchase 50,000 shares of the Company's common stock at an exercise price equal to the market price on August 1, 1997 ($.25).

     In September 1997, HDS entered into multi-year employment agreements with two executives. The agreements, which take effect January 1, 1998, provide for minimum annual compensation of $80,000, which may increase to $150,000 bassed upon earnings and other contingencies, and minimum bonuses. Further, the executives were granted (i) options to purchase 200,000 shares of HDS common stock at an exercise price of $.40 per share and (ii) 20,000 shares of HDS common stock (valued at $8,000). The agreements provide for the reimbursement of any tax liability arising from the grant of securities.


10.  Litigation:

     a. Class action complaints:

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










                                   -6-
              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1997
                               (Continued)
11.  Subsequent Event:

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

       On November 6, 1997, HDS brought action in New York State Court against the former owners of the acquired entities alleging breach of contract, negligence and other charges. As a result of these charges, HDS is disputing the issuance of its securities to the former owners and has placed into escrow 150,000 shares of the Embryo Common Stock, which have not yet vested, and 250,000 shares of HDS Common Stock, which were granted as part of an employment agreement with one of the former owners. On November 24, 1997, the former owners filed their Answer and counterclaim against HDS. The Company denies all allegations.

       On December 15, 1997, HDS and the former owners entered into a Memorandum of Understanding pursuant to which the parties reached agreement on the material terms of a settlement of the dispute pending the execution of a formal settlement agreement. The Memorandum of Understanding provides that
(i) the former owners shall receive a cash payment of $450,000 upon the closing of the settlement agreement (the "Closing"); (ii) at the Closing HDS shall issue a promissory note in the amount of $950,000 to the former owners which shall be due and payable upon the earliest of (a) an initial public offering of securities of HDS, (b) HDS completes a private financing in the aggregate amount of $4,000,000, (c) HDS sells or transfers all, or substantially all, of the assets of HDS, or (d) January 10, 2002; (iii) the former owners will resume control over the operations of Alternative Design Systems, Inc., with HDS immediately satisfying all outstanding accounts payable while retaining all accounts receivable and all inventory; (iv) the former owners are free to compete with HDS and that any and all non-compete covenants are null and void; (v) mutual general releases shall be executed by all parties to the dispute, as well as those parties against whom claims were referred to by the former owners, but who were not sued in this dispute; and (vi) the former owners shall return all securities of the Company and HDS which were previously issued to them.

12.  Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $2,053 and $138 for the six months ended October 31, 1997 and 1996 and $1,207 and $138 for the three months ended Ocotber 31, 1997 and 1996, respectively.

     The Company paid income taxes of $2,961 and $8,088 for the six months ended October 31, 1997 and 1996 and -0- and $3,058 for the three months ended October 31, 1997 and 1996, respectively.

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources

    The Company had net working capital of $139,384 at October 31, 1997 which is primarily due to the remainder of the proceeds from the public offering which was completed in November 1995. Additionally, the Company has invested approximately $250,000 of these proceeds in long-term investments. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the six months ended October 31, 1997 reflects cash used in operating activities of approximately $469,000. This use of cash is primarily attributable to general and administrative expenses, product development and advertising and marketing expenses. Net cash provided by investing activities approximated $295,000 representing the sale of investments of approximately $1,059,000, of which $763,000 was used to purchase property and equipment for HDS through its revolving credit line with the Company. The remaining cash from sale of investments was used to fund current operations. Cash provided by financing activities of $350,000 is the result of a loan evidenced by a demand promissory note with a third party affilitated with certain stockholders of the Company and HDS. As additional consideration for making the loan, the lender also received options to purchase 100,000 shares of HDS Common Stock at $.40 per share. This cash was used to fund current operations and has resulted in an increase in cash and cash equivalents of $176,000.

     At October 31, 1997, the balance on the revolving line of credit between HDS and the Company approximated $755,000. In August 1997, the Company increased the amount of the revolving line of credit to $850,000. In addition, the Company entered into a management agreement with HDS which provides for an annual minimum fee of $75,000 per year in consideration for Embryo providing HDS with administrative, marketing and management services.

     The Company expects to incur substantial expenditures over the next 6 to 12 months for product development, to implement its sales and marketing plans and to complete the manufacturing facility for HDS. The Company's management believes that the Company's short and long-term investments will not be sufficient to fund its liquidity needs for the next 12 months and as a result is in the process of raising additional capital through a private placement of common stock of HDS. Terms of the private placement are currently under negotiation with third party investors.

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

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through October 31, 1997 is $1,004,781. This is a result of the sale of the C.F. Medical Devices of approximately $396,000 and HDS sales of hydrogel and apnea monitor products of approximately $609,000. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $4,606,750 as of October 31, 1997. The Company expects to continue to incur operating losses until such time it can generate significant revenues from the sale of its products.

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

     The Company has also leased a facility in Langhorne, PA where it has established a manufacturing facility for the in-house production of hydrogel and electronic beam processing of medical, cosmetic and pharmaceutical products. The facility was completed and became operational in October of of 1997.

     In May of 1996 the Company entered into contracts with two different firms to commence final design and manufacture of the Safety Needle, one of the medical devices developed by Dr. Lloyd Marks. Toward that end, the Company has implemented the manufacture of prototypes for this medical device and has held focus groups with various medical professionals to refine and enhance the device. The Company anticipates the development of a marketing strategy and submitting a 510(k) to the FDA for approval for this device within the next nine (9) months.

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)


Plan of Operation (Cont'd)

     The Company is continuing to conduct market research studies on the other six (6) medical devices it has licensed from Dr. Marks in order to determine which of the devices are most commercially marketable. The review will also include an analysis of the most efficient way to market each of the devices. The Company will determine if it is more efficient to license the products to third parties for development or to develop and market the products itself. Within 9 months the Company intends to implement the development and marketing of the most commercially viable and potentially
profitable medical devices.   The Company also intends to undertake clinical
and beta tests to evaluate the products as they are being developed. The Company may enter into discussions with unaffiliated third parties that may be able to utilize, develop or market the devices in either a cooperative joint venture or as a licensee. The relationship may also assist the Company in the preparation of applications to the Food and Drug Administration in order to receive approval to market the devices in the United States.

     The Company is also seeking to increase revenues from the sale of the C.F. Medical Devices primarily through increased demonstrations to the appropriate interest groups.

     The Company's management believes that the Company's short and long-term investments will not be sufficient to fund its liquidity needs for the next 12 months and as a result is in the process of raising additional capital through a private placement of common stock of HDS. Terms of the private placement are currently under negotiation with third party investors.

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings

    The Company has been named in three (3) actions seeking class certification of claims against the Company and various other defendants.

    Morehead, et al. v. Advanced Voice Technologies, et al., (New York Supreme Court, New York County); Control Touch Systems, Inc. v. Advanced Voice Technologies, Inc., et al, (New York Supreme Court, New York County); Petit, et al. v. Sterling Foster & Co., Inc., et al., (United States District Court, Eastern District of New York). These actions, together with certain others in which the Company is not named as a defendant, have been consolidated before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created thereby by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an undisclosed arrangement with such persons. The complaint seeks unspecified damages. The Company and its officers and directors deny the material allegations of the complaint and intend to vigorously defend this action.

      In addition, on November 6, 1997, HDS brought action in New York State Court against John Essmyer and Janice Essmyer alleging breach of contract, breach of fiduciary duty, common law fraud and negligence. Pursuant to the underlying facts of the above causes of action, Mr. Essmyer and Mrs. Essmyer were terminated for cause from the Company on November 4,1997. On November 14, 1997, Mr. Essmyer and Mrs. Essmyer removed the action from New York State court to the United States District Court (Southern District of New York.)
As a result of the Essmyers' breaches, the Company has placed into escrow 250,000 shares of HDS Common Stock which Mr. Essmyer may have been entitled to under his employment contract. On November 24, 1997, the Essmyers served an answer to HDS's complaint. Such answer contained certain counter-claims against HDS. The Company denies all allegations.

     On December 15, 1997 HDS and John Essmyer and Janice Essmyer entered into a Memorandum of Understanding pursuant to which the parties reached agreement on the material terms of a settlement of the dispute pending the execution of a formal settlement agreement. The Memorandum of Understanding provides that (i) the Essmyers shall receive a cash payment of $450,000 upon the closing of the settlement agreement (the "Closing"); (ii) at the Closing HDS shall issue a promissory note in the amount of $950,000 to the Essmyers which shall be due and payable upon the earliest of (a) an initial public offering of securities of HDS, (b) HDS completes a private financing in the aggregate amount of $4,000,000, (c) HDS sells or transfers all, or substantially all, of the assets of HDS, or (d) January 10, 2002; (iii) the Essmyers will resume control over the operations of Alternative Design Systems, Inc., with HDS immediately satisfying all outstanding accounts




                                   -11-
PART II- OTHER INFORMATION (Cont'd)

Item 1. - Legal Proceedings (Cont'd)

payable while retaining all accounts receivable and all inventory; (iv) the Essmyers are free to compete with HDS and that any and all non-compete covenants are null and void; (v) mutual general releases shall be executed by all parties to the dispute, as well as those parties against whom claims were referred to by the Essmyers, but who were not sued in this dispute; and (vi) the Essmyers shall return all securities of the Company and HDS which were previously issued to them.


Item 2. - Changes in Securities.
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
   Not applicable.

Item 5. - Other Information.
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
   (A) Exhibits:
       10. Material Contracts
       (a) Revolving Credit Agreement between Hydrogel Design
           Systems, Inc. and Embryo Development Corporation dated
           January, 1997.
       (b) Amended Revolving Credit Agreement between Hydrogel
           Design Systems, Inc. and Embryo Development Corporation dated August 31, 1997.
       (c) Management Agreement between Hydrogel Design Systems and
           Embryo Development Corporation dated August 31, 1997.
       (d) Amendment No. 1 to Licensing Agreement by and between Dr. Lloyd Marks and the Company dated September 30, 1997.
       (e) Loan agreement and Promissory Note between Hydrogel Design Systems, Inc. And BH Funding, LLC dated October 1, 1997.
       (f) Amendment #1 to Employment Agreement by Matthew Harriton and the Company dated September 16, 1997.


       27. Financial data schedule

   (B) Reports on Form 8-K:
       None









                                  -12-
                               Signatures
                               ----------
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           EMBRYO DEVELOPMENT CORPORATION









                                          By: /s/ Matthew L. Harriton
                                              -------------------------
                                              Matthew L. Harriton
                                              President and Chief
                                              Executive Officer

                                              Chief Financial Officer


Dated: December 15, 1997


























                                   -13-