Form 10QSB
period 1998-01-31
EMBRYO DEVELOPMENT CORP
filed 1998-03-23
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended January 31, 1998

                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
                       ------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
       ---------                                   ----------
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
                                                       Yes   X   No
                                                           ----     -----

  Class                             Outstanding at March 20, 1998
------------                        -------------------------------
Common Stock                                    4,845,000







                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
              For the Nine Months Ended January 31, 1998

                           TABLE OF CONTENTS
                           ------------------
                                                  Page to Page
                                                  ------------




Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows...............................3

Notes to financial statements........................4-9

Management's discussion and analysis
of financial condition and result
of operations......................................10-12

Part II. - Other information.......................13-14

Signatures............................................15












                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                             January 31, 1998


     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $    216,689
  Investments in available-for-sale securities                   299,942
  Accounts receivable                                             55,892
  Interest receivable                                             45,521
  Inventories                                                     50,194
  Investment in and advances to
   nonconsolidated subsidiary                                    773,413
  Prepaid expenses and other current assets                      172,280
                                                               ---------
     Total current assets                                      1,613,931

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $12,218                                          14,857

LICENSED TECHNOLOGY, net of accumulated
 amortization of $619,525                                        990,475

OTHER ASSETS                                                      83,497
                                                               ---------
                                                             $ 2,702,760
                                                             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    272,179
                                                             -----------
     Total current liabilities                                   272,179


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 4,845,000 issued and outstanding                          485
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding                          600
 Additional paid-in-capital                                    9,148,599
 Unearned compensation                                        (1,076,250)
 Deficit accumulated during the development stage             (5,642,853)
                                                              -----------
     Total equity                                              2,430,581
                                                              -----------
                                                            $  2,702,760
                                                            ============

                                   -1-






              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS



                         NINE MONTHS ENDED      THREE MONTHS ENDED    Cumulative
                           JANUARY 31,             JANUARY 31,          During
                       1998         1997       1998         1997      Development
                                                                         Stage
                      (Unaudited) (Unaudited)(Unaudited) (Unaudited)  (Unaudited)


REVENUES                $  758,875 $   70,804 $  189,354 $    38,973  $ 1,194,135
                        ---------- ---------- ---------- -----------  -----------
COSTS AND EXPENSES:
  Cost of sales            718,190     50,646    257,808      28,163    1,048,079
  General, selling
    and administrative   1,557,814    975,783    572,922     334,231    3,809,414
  Royalties                 52,395       -0-      (5,357)       -0-        52,395
  Research and development 130,103    146,683     42,126      52,901      848,547
  Amortization             172,500    172,500     57,500      57,500      619,525
  Equity loss in operations
   of subsidiary           242,921       -0-     242,921         -0-      242,921
  Interest and other
   (income)expense          63,212    (76,805)    57,537     (33,121)     421,060
                       ----------- ----------- ---------- ----------- -----------
                         2,937,135  1,268,807  1,225,457     439,674    7,041,941
                       ----------- ----------- ---------- ----------- -----------

LOSS BEFORE
 MINORITY INTEREST     (2,178,260) (1,198,003)(1,036,103)   (400,701)  (5,847,806)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY        65,881       -0-         -0-         -0-       204,953
                       ----------- ------------ ----------  ----------- ---------


NET LOSS              $(2,112,379)$(1,198,003)(1,036,103) $ (400,701) $(5,642,853)
                      ============ =========== =========== ========== ===========

NET LOSS PER SHARE    $     (.44) $     (.26)$     (.21)  $     (.09) $     (1.32)
                      =========== =========== ========== ============ ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING           4,845,000    4,693,895  4,845,000   4,695,000    4,276,904
                       =========    =========  =========   =========    =========






                                   -2-


              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          NINE MONTHS ENDED        Cumulative
                                           JANUARY 31,              During
                                            1998    1997          Development
                                                                    Stage
                                        (Unaudited)  (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                               $(2,112,379  $(1,198,003) $(5,642,853)
                                        -----------  -----------  ------------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization           266,591       176,973    1,265,754
   Minority interest in loss of subsidiar  (65,881)           -      (204,953)
   Equity loss in operations of subsidiary 242,921            -       242,921
   Non-cash consideration - other          404,983       388,750    1,019,983
   Non-cash consideration - research
    and development                            -              -       440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                 (17,991)        3,752      (135,589)
      Interest receivable                  11,728        (6,350)       (6,317)
      Inventories                         (73,729)      (36,521)      (95,230)
      Prepaid expenses and other
       current assets                     (25,996)      (68,398)     (182,780)
      Other assets                        (34,921)      (13,873)     (102,816)
    Increase (decrease) in liabilities:
    Accounts payable and accrued expenses 642,590        44,515       962,127
      Customer deposits                   (25,000)          -              -
                                       ----------    -----------  -----------
 Total adjustments                      1,325,295       488,848     3,203,100
                                       ----------    -----------  -----------
Net cash used in operating activities    (787,084)     (709,155)   (2,439,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in short-term investments       559,000            -            -
 Net sale (purchase) of investments
   in available-for-sale securities       749,438      744,977       (299,942)
 Net cash paid for asset acquisition          -              -       (200,588)
 Purchase of licensed technology              -              -       (450,000)
 Purchase of plant, equipment and
   construction projects in progress     (857,070)      (7,887)    (1,022,442)
 Divestiture of cash of subsidiary        (77,794)           -        (77,794)
                                        ---------    ----------    ----------
Net cash provided by (used in)
   investing activities                   373,574       737,090    (2,050,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt           350,000           -         650,000
 Proceeds from issuance of stock              -             -         120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder               -             -         150,000
 Repayment of debt                            -             -        (550,000)
 Proceeds of stock offering, net of
  deferred costs                              -             -       4,337,208
                                       -----------  -------------   ----------
Net cash provided by financing
   activities                            350,000            -       4,707,208
NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS               (63,510)       27,935        216,689
CASH AND CASH EQUIVALENTS at
 beginning of period                     280,199       408,867            -
                                         --------      --------       -------

CASH AND CASH EQUIVALENTS at
  end of period                       $  216,689    $  436,802    $   216,689
                                      ==========    ==========    ============

                                          -3-

             EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1998

1.   Organization and Basis of Consolidation:

     Embryo Development Corporation (the Company) is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices.  The accompanying financial statements include the accounts of the Company and its subsidiary, Hydrogel Design Systems, Inc.
(HDS) through January 21, 1998. The assets, liabilites and operations of HDS after January 21, 1998 are not included in the financial statements of the Company as a result of a reduction in ownership and voting interest. This investment is being accounted for using the equity method of accounting
subsequent to January 21, 1998.    HDS is engaged in the manufacture, marketing,
selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product, and after-market components for apnea monitoring.

     Upon consolidation, all significant intercompany accounts and transactions have been eliminated.

2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three
month periods ended January 31, 1998 and January 31, 1997.   The financial
statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1997. The results of operations for the nine month periods ended January 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories:

     Inventories at January 31, 1998 consist principally of finished goods.

4.   Investment in HDS:

     On January 21, 1998, the Company's equity interest in HDS, which previously represented a 50.04% majority common interest and 92.9% voting interest, was reduced to 45.6% common ownership as a result of the Company surrendering all 15,000,000 shares of voting Preferred Stock in exchange for 21,500 shares of Common Stock. The exchange was done at the request of certain third party investors of a Private Placement by HDS, under which HDS issued approximately 475,000 additional common shares. As of January 21, 1998, these transactions resulted in the Company retaining approximately 45.6% of the Common Stock of HDS. In February, 1998 the Private Placement was fully subscribed, and the Company's ownership decreased to approximately 35.6% of common interest.
                                   -4-
              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1998
                               (Continued)

4.   Investment in HDS: (Continued)

     As a result of the surrender of the voting Preferred Stock and the issuance of additional Common Stock, the Company's ownership in HDS was reduced to below 50% interest and therefore, the assets, liabilities and operations of HDS after January 21, 1998 are not included in the financial statements of the Company.

     Approximately $284,000 and $206,000 of the loss applicable to minority interest for the period May 1, 1997 through January 21, 1998 and November 1, 1997 through January 21, 1998, respectively, was in excess of minority interest in capital, and accordingly has been charged to EDC's operations.

     Summarized balance sheet information for HDS, which EDC accounted for using the equity method, as of January 31, 1998 is as follows:
                 Summarized Balance Sheet Information:

               Current assets              $   303,000
               Property, plant, and
                equipment, net               1,769,000
               Purchased technology            797,000
               Other assets                     61,000
                                            ----------
                                            $2,930,000
                                            ==========

               Current liabilities         $ 1,597,000
               Long-term notes payable       1,599,000
               Shareholders' equity           (266,000)
                                           ------------
                                           $ 2,930,000
                                           ===========
     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At January 31, 1998, borrowings under the revolver approximated $793,000.

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

                                    -5-



              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1998
                                (Continued)
5.   Investments in Available-for-Sale Securities:

     Investments in available-for-sale securities consist of the following at January 31, 1998:
           Current:
             Guaranteed by the U.S. Government:
                Federal National Mortgage Notes        $  299,942

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


              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1998
                               (Continued)


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

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1998
                               (Continued)
10.  Litigation: (Continued)

     b.  HDS litigation:

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

   On January 21, 1998, HDS entered into a Settlement Agreement (the "Agreement") with John and Janice Essmyer settling in all regards its outstanding litigation. In connection with the Agreement, the Essmyer's received a cash payment of $450,000 and a promissory note from HDS in the amount of $950,000 which is due and payable upon the earlier of the (a) initial public offering of securities of HDS, (b) completion of a private financing by HDS in the aggregate amount of at least $4,000,000, (c) the sale or transfer of all, or substantially all of the assets of HDS, or (d) January 10, 2002. In addition, the Essmyers surrendered their rights to the 150,000 shares of Embryo Common Stock formerly granted to them and John Essmyer surrendered the 250,000 shares of HDS Common Stock formerly issued to him. Further, the Agreement provides that the Essmyer's will resume the sale of apnea monitoring equipment through Alternative Designs Systems, Inc. (an entity controlled by the Essmyers') and HDS will immediately satisfy all outstanding payables incurred since February 6, 1997 with respect to Alternative Design Systems, Inc. vendors while retaining all accounts receivables and all inventory as of December 15, 1997.

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1998
                               (Continued)



11.  Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $2,395 and $138 for the nine months ended January 31, 1998 and 1997 and $342 and $-0- for the three months ended January 31, 1998 and 1997, respectively.

     The Company paid income taxes of $7,402 and $12,274 for the nine months ended January 31, 1998 and 1997 and $4,441 and $4,186 for the three months ended January 31, 1998 and 1997, respectively.

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

    The Company had net working capital of $1,341,752 at January 31, 1998. Approximately $773,000 represents net cash advances made to the Company's subsidiary, HDS which are due to be repaid within the next 12 months and approximately $517,000 represents cash and marketable securities. Approximately $340,000 of the subsidiary advance was repaid in February 1998
in connection with a Private Placement by HDS.   The Company remains in its
development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the nine months ended January 31, 1998 reflects cash used in operating activities of approximately $787,000. This use of cash is primarily attributable to general and administrative expenses, product development and advertising and marketing expenses. Net cash provided by investing activities approximated $451,000 representing the sale of investments of approximately $1,308,000, of which $857,000 was used to purchase property and equipment for HDS through its revolving credit line with the Company. The remaining cash from sale of investments was used to fund current operations. Cash provided by financing activities of $350,000 is the result of a loan to HDS evidenced by a demand promissory note with a third party affilitated with certain stockholders of the Company and HDS. As additional consideration for making the loan, the lender also received options to purchase 100,000 shares of HDS Common Stock at $.40 per share. This cash was also used to fund current operations.

     At January 31, 1998, the balance on the revolving line of credit between HDS and the Company approximated $793,000. In August 1997, the Company increased the amount of the revolving line of credit to $850,000. In addition, the Company entered into a management agreement with HDS which provides for an annual minimum fee of $75,000 per year in consideration for Embryo providing HDS with administrative, marketing and management services.

     On January 21, 1998, the Company's equity interest in HDS, which previously represented a 50.04% majority common interest and 92.9% voting interest, was reduced to 45.6% common ownership as a result of the Company surrendering all 15,000,000 shares of voting Preferred Stock in exchange for 21,500 shares of Common Stock. The exchange was done at the request of certain third party investors of a Private Placement by HDS, under which HDS issued approximately 475,000 additional common shares. The proceeds from the placement were used to pay off accounts payable of HDS and its $450,000 obligation under the terms of the litigation settlement with the former owners of the entities HDS acquired on February 6, 1997. In February, 1998, the Private Placement was completed and an additional 775,000 shares of HDS

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)


Liquidity and Capital Resources (Continued)

stock were issued, thereby reducing the Company's ownership to 35.6%. From the proceeds of the placement, HDS paid down approximately $340,000 of its credit line balance. As a result of the Company's reduced ownership in HDS and surrender of the voting Preferred Stock, the assets, liabilities and operations of HDS after January 21, 1998 will not be included in the financial statements of the Company.

     The Company expects to incur substantial expenditures over the next 6 to 12 months for product development and to implement its sales and marketing plans. The Company's management believes that the Company's investments and anticipated paydown of the HDS line of credit will be sufficient to fund its liquidity needs for the next 12 months.


Results of Operations

     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for the C.F. Medical Devices and the start-up of HDS.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through January 31, 1998 is $1,194,135. This is a result of the sale of the C.F. Medical Devices of approximately $459,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $5,642,853 as of January 31, 1998. The Company expects to continue to incur operating losses until such time it can generate significant revenues from the sale of its products.

Plan of Operation

     On February 6, 1997, the Company's subsidiary, HDS, entered into asset purchase agreements pursuant to which it has acquired certain assets from two entities. The two companies were engaged in the business of manufacturing, marketing, selling and distributing hydrogel, a aqueous polymer-based radiation ionized medical/consumer product, as well as after-market components for apnea monitoring. Assets acquired include property rights and technical data, machinery and equipment, and inventory.

              EMBRYO DEVELOPMENT CORPORATION AND SUBSIDIARY
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

Plan of Operation (Cont'd)

     The Company has also leased a facility in Langhorne, PA, which is has subleased to HDS where it has established a manufacturing facility for the in-house production of hydrogel and electronic beam processing of medical, cosmetic and pharmaceutical products by HDS. The facility was completed and became operational in October of 1997. Although HDS is no longer a majority owned subsidiary, the Company will recognize its share (35.6%) of the operations of HDS on the equity method.

     In May of 1996 the Company entered into contracts with two different firms to commence final design and manufacture of the Safety Needle, one of the medical devices developed by Dr. Lloyd Marks. Toward that end, the Company has implemented the manufacture of prototypes for this medical device and has held focus groups with various medical professionals to refine and enhance the device. The Company anticipates the development of a marketing strategy and submitting a 510(k) to the FDA for approval for this device within the next six (6) months.

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

     The Company's management believes that the Company's investments and anticipated paydown of the HDS line of credit will be sufficient to fund its liquidity needs for the next 12 months.

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings

    The Company has been named in three (3) actions seeking class certification of claims against the Company and various other defendants.

          The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company, its Chairman and others, under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages. The Company and its Chairman deny the material allegations of the consolidated complaint and intend to vigorously defend this action.

      In addition, on November 6, 1997, HDS brought action in New York State Court against John Essmyer and Janice Essmyer alleging breach of contract,
breach of fiduciary duty, common law fraud and negligence.    On November 24,
1997, the Essmyers served an answer to HDS's complaint. Such answer contained certain counter-claims against HDS.

   On January 21, 1998, HDS entered into a Settlement Agreement (the "Agreement") with John and Janice Essmyer settling in all regards its outstanding litigation. In connection with the Agreement, the Essmyer's received a cash payment of $450,000 and a promissory note from HDS in the amount of $950,000 which is due and payable upon the earlier of the (a) initial public offering of securities of HDS, (b) completion of a private financing by HDS in the aggregate amount of at least $4,000,000, (c) the sale or transfer of all, or substantially all of the assets of HDS, or (d) January 10, 2002. In addition, the Essmyers surrendered their rights to the 150,000 shares of Embryo Common Stock formerly granted to them and John Essmyer surrendered the 250,000 shares of HDS Common Stock formerly issued to him. Further, the Agreement provides that the Essmyer's will resume the sale of apnea monitoring equipment through Alternative Designs Systems, Inc. (an entity controlled by the Essmyers') and HDS will immediately satisfy all outstanding payables incurred since February 6, 1997 with respect to Alternative Design Systems, Inc. vendors while retaining all accounts receivables and all inventory as of December 15, 1997.

Item 2. - Changes in Securities.
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
   Not applicable.

Item 5. - Other Information.
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
   (A) Exhibits:
       27. Financial data schedule

   (B) Reports on Form 8-K:
       On December 3, 1997, the Company filed a report on Form 8-K, reporting under Items 5, disclosing that HDS brought action against John and Janice Essmyer, two former employees, for breach of contract, and that on November 24, 1997, the Essmyers served an answer to the complaint and certain counter-claims against the Subsidiary.

                             Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           EMBRYO DEVELOPMENT CORPORATION









                                          By: /s/ Matthew L. Harriton
                                              -----------------------
                                              Matthew L. Harriton
                                              President and Chief
                                              Executive Officer

                                              Chief Financial Officer


Dated: March 20, 1998