Form 10KSB40
period 1998-04-30
EMBRYO DEVELOPMENT CORP
filed 1998-08-13
CIK 945439

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                      REPORT ON FORM 10-KSB

     [X]  Annual Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the fiscal year ended April 30, 1998

               Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from ___________________ to ___________________.

Commission File No. 1-13713

                      EMBRYO DEVELOPMENT CORPORATION
      (Exact name of registrant as specified in its charter)

           Delaware                                               13-3832099

(State of or other jurisdiction                             (IRS Employer
of incorporation or organization)                           Identification No.)

750 Lexington Avenue
New York, New York                                    10022
 (Address of Principal                              (Zip Code)
  Executive Officers)

Registrant's telephone number, including area code:   (212) 355-8484

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, par value $.0001 per share
          -----------------------------------------
                          (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.  Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K-SB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $800,494.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of July 20, 1998, was approximately $605,625.

     Number of shares outstanding of the issuers common stock, as of July 20, 1998, was 6,995,000.

           DOCUMENTS INCORPORATED BY REFERENCE:  None.

                             PART I

Item 1.  BUSINESS.

     Embryo Development Corporation, is a development stage Delaware corporation (the "Company" or "Embryo"), which was organized in March 1995 to develop, acquire, manufacture and market various bio-medical devices. The Company currently markets products in two (2) distinct market segments; emergency medical equipment and peritoneal dialysis warming devices. In addition, the Company has licensed several patents for products one (1) of which is being developed to be sold in the medical field. The Company has not derived any significant revenues since its inception.

     The Company is a licensee to seven (7) license agreements (the "License Agreements") and two (2) royalty sharing agreements (the "Royalty Sharing Agreements") with Dr. Lloyd Marks which provide for the exclusive license of seven medical devices and the sharing of royalties of two (2) medical devices, all of which have been developed by Dr. Marks ("Marks Medical Devices"). Five (5) of the Marks Medical Devices have been patented in the United States, and one (1) is subject to a pending patent application. Both of the Royalty Sharing Agreements are in connection with Marks Medical
Devices for which Dr. Marks has received patents in the United States. The Marks Medical Devices include a self-shielding needle, adjustable blood pressure cuff, a multi-function fluid communication control system and stereoscopic fluoroscopy apparatus. As of July 20, 1998 the Company did not make the minimum payments required under the License Agreements with respect to six
(6) of the devices including the adjustable blood pressure cuff, a multi-function fluid communication control system and stereoscopic fluoroscopy apparatus, and thus Dr. Marks has the option to revoke the applicable licenses. As of July 20 , 1998 the Company has not received any notification from Dr. Marks regarding any such revocation. The minimum payment obligations with respect to the self-shielding needle were made in accordance with the terms of the original agreement.

     Dr. Marks has also entered into a consulting agreement with the Company to
assist in the commercial exploitation of the licensed devices.   On June 22,
1998 the Company gave Dr. Marks thirty days notice that it was terminating the consulting agreement. The termination of the consulting agreement with Dr. Marks and the non-payment of the minimum royalties under the above six license agreements follows a determination by management to conserve capital and that the six products licensed could not profitably be developed and commercially marketed by the Company at this time. However, management of the Company believes its relationship with Dr. Marks continues to be good.

     In addition, Dr. Marks has given the Company a right of first refusal on any devices he should develop in the future.

     The Company owns five (5) medical devices and is the exclusive licensee of one (1) medical device in the areas of emergency medical equipment and peritoneal dialysis warming devices ("C.F. Medical Devices"). Two (2) of the devices, the Hot-Sack II(TM) and Hot-Sack II+(TM), are used in connection with the warming of peritoneal dialysis solution. Four (4) of the devices, Hot-Sack(R), Res-Q-Air(R), Therm-O-Drug(TM) and an electronic stethoscope, are devices used for emergency rescue operations and by other emergency medical technicians. Three of the devices (Hot-Sack(R), Res-Q-Air(R) and Therm-O-Drug(TM) have received all necessary regulatory approval under the "510(k) review" process of the U.S. Food and Drug Administration (" FDA") and the Company believes that the additional two (2) products (Hot-Sack II(TM) and Hot-Sack II+ (TM) are covered by the FDA's approval of Hot-Sack(R) or would independently qualify for 510(k) approval. The Company has received minimal sales revenues from such product sales.

     The Company also holds a 31.3% minority equity interest, which was previously a 50.4% majority interest in Hydrogel Design Systems, Inc. ("HDS"), a company engaged in the manufacturing, marketing, selling and distribution of hydrogel materials. Hydrogel is a product used in wound care as well as a component of a variety of medical devices including, cardiac defibrillator pads and various types of electrodes. HDS was partially financed through a long-term note and security agreement between HDS and Becton Dickinson Transdermal Systems, a division of Becton Dickinson and Company, a customer of HDS and a manufacturer and distributor of medical devices and diagnostic systems. See "Certain Transactions."



MARKS MEDICAL DEVICES.

     The Company has seven (7) licensing agreements with Dr. Lloyd Marks which provide for the exclusive license to commercially exploit medical devices that have been developed by Dr. Marks. Five (5) of the devices are the subject of existing United States patents and one (1) device has a patent application pending.

     Each of the Licensing Agreements provide that the Company receives the exclusive right to develop, commercialize and sell each of the seven (7) medical devices. In addition, the Company has two (2) Royalty Sharing Agreements with Dr. Marks for patented medical devices. To date, the

Company has focused its resources on the development of the self-shielding needle and has not pursued the development of the other Marks Medical Devices. On September 30, 1997, the agreements for six (6) of the devices were amended to extend the minimum royalty payment obligation from September 30, 1997 to March 31, 1998. As of July 20, 1998 the Company did not make the minimum payments required under the License Agreements with respect to six (6) of the devices including the adjustable blood pressure cuff, a multi function fluid communication control system and stereoscopic fluoroscopy apparatus, and thus Dr. Marks has the option to revoke the applicable licenses. As of July 20 , 1998 the Company has not received any notification from Dr.Marks regarding any such revocation. The minimum payment obligations with respect to the self-shielding needle was made in accordance with the terms of the original agreement. The termination of the consulting agreement with Dr.
Marks and the non-payment of the minimum royalties under the above six license agreements follows a determination by management to conserve capital and that the six products licensed could not profitably be developed and commercially marketed by the Company at this time. However, management of the Company believes its relationship with Dr. Marks continues to be good.
See "Certain Transactions."

     Self-Shielding Needle (formerly referred to as the Safety Needle)
The Company has aggressively pursued the development and exploitation of Dr. Marks' patented self-shielding needle design. The self-shielding needle is a needle which prevents accidental skin punctures, thereby preventing the spread of infections or diseases to medical personnel. Although there are several self-shielding needles developed and on the market, almost all require a specific act by the user to place it in its safe state. The Company believes that the few designs which automatically cap the needle are mechanically complex and too expensive to achieve commercial success. As a result, safety needles are neither generally acceptable nor in common use.

     The Company's self-shielding needle requires no affirmative act on the part of the user to deploy the protective mechanism. In addition, it is mechanically simple and therefore inexpensive to manufacture. The needle tip is never exposed from its protective mechanism except when it is in the patient or an Intramuscular ("IM") injection is about to be administered.

     In May 1996, the Company entered into contract with two (2) different firms to commence final design and manufacture of the Self-Shielding Needle. Subsequently, the Company terminated one of the contracts and the other contract has been completed. In January, 1998 the Company entered into a contract with ACT Medical, Inc. a medical device consulting and manufacturing firm located in Newton, MA. to assist in the preparation of its 510(k) notification for its Self-Shielding Needle. On May 26, 1998 the Company completed its 510(k) notification for its Self-Shielding Needle and submitted it to the FDA. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. With this step in the development process complete, management will begin to develop its long-term strategy regarding the sale and marketing of the product. To further this effort the Company intends to market the product to both potential distributors and end users such as hospitals and clinics as well as explore potential joint venture opportunities. However, the Company, has not, at this time, determined the actual means by which it will implement all such plans.


CF MEDICAL DEVICES

Emergency Medical Devices

     The Company owns three (3) medical devices, Hot-Sack(R), Therm-o-Drug(TM) and an electronic stethoscope, and is the exclusive licensee of one (1) medical device, Res-Q-Air(TM), all of which are used in medical rescue operations by ambulances and other emergency medical technicians.
The Company has received minimal revenues from sales of such products.
The following is a detailed explanation of these medical devices.

     The Hot-Sack(R) -The Hot-Sack(R) warms two (2), one (1) liter intravenous ("IV") bags in one hour. The Hot-Sack(R) reduces the temperature loss of the IV solution given to patients in extreme weather conditions and is particularly useful in the treatment of patients suffering from hypothermia. This device has received United States, Patent No. DES352606. The trademark Hot-Sack(R) is a registered trademark as evidenced by United States Trademark Certificate No. 1742230. The Hot-Sack(R) has received approval from the FDA, and has been marketed since 1993 subject to the general control provisions of the Federal Food, Drug and Cosmetic Act.

     Res-Q-Air(R) - The Res-Q-Air(R) inhaled delivery system is an effective method of core rewarming in cases of hypothermia giving the patient the ability to inhale warm saturated air. This product makes warm saturated air available for any emergency rescue operation. The Res-Q-Air was designed and developed at the University of Victoria, British Columbia. The Company has licensed the exclusive right to manufacture, market and sell the Res-Q-Air(R) in the United States, Canada and Worldwide, pursuant to a license agreement which expires on May 8, 2000. In consideration for such license, the Company has agreed to pay Rescue Products, Inc. a royalty of ten (10%) percent of the factory selling price of all Res-Q-Air(R)'s sold. This device has received United States, Patent No. 5,148,801. The Res-Q-Air(R) received approval from the FDA in 1993 and has been marketed since 1993 subject to the general control provisions of the Federal Food, Drug and Cosmetic Act.

     Therm-O-Drug(TM) - Therm-O-Drug(TM) is a heated drug box which enables medications to be stored at between 65 degrees and 85 degrees even when the temperature outside the box is as low as 10 degrees. The Therm-O- Drug(TM) is powered by either a 115 VAC or through a 12 volt vehicle power with an optional cigarette lighter cable. Therm-O-Drug(TM) received required approval from the FDA under Section 510(k) in 1993 and has been marketed since 1993. Therefore the Company may market the device subject to the general control provisions of the Federal Food, Drug and Cosmetic Act.

     Smartmed Electronic Stethoscope - an electronic stethoscope which allows a medical technician to hear a patient's heart and lungs clearly in a high noise environment (up to 100db levels), without removing any of the patient's clothing. The stethoscope also makes it possible to hear fetal sounds clearly and to monitor blood pressure through clothing layers. Direct amplification through the stethoscope combined with fixed and adjustable filters block out excessive ambient noise and extraneous sounds which cause
massive interference with conventional stethoscopes.   This allows monitoring
of a patient's condition and blood pressure during medivac or ambulance transportation. The electronic stethoscope was developed by Dr. Andrew Weinberg, M.D. in cooperation with C.F. The Company has acquired all rights to the stethoscope and an agreement with Dr. Weinberg which has a term of twenty (25) years and under which the Company will pay Dr. Weinberg a royalty of three (3%) percent of the retail price of each stethoscope sold by the Company.

Peritoneal Dialysis Devices

     The Company owns two (2) devices that are used in the warming of peritoneal dialysis solution.

     The Hot-Sack II(TM) - The Hot-Sack II(TM) is a portable and safe method for warming peritoneal dialysis solutions. The Hot-Sack II(TM) warms one (1) 2000 milliliter bag of peritoneal dialysis solution in approximately one and one-half (1 1/2) hours providing even heating with no hot spots and no overheating. The device has an automatic temperature gauge to maintain the solution at 98 degrees Fahrenheit with no operator adjustments. It enables peritoneal dialysis patients to have a convenient way to warm the dialysis
solution.   The Company believes that this device is protected by the
Company's Patent for The Hot-Sack(R) and may be marketed based upon the FDA approval of The Hot-Sack(R) subject to the control provisions of the Federal, Food, Drug and Cosmetic Act.

     Hot-Sack II+(TM) - The Hot-Sack II+(TM) is a modified version of the Hot -Sack II(TM) device for the heating of peritoneal dialysis solution. The Hot-Sack II+(TM) was developed in cooperation with a worldwide distributor of health products. The Company believes that this device is protected by the Company's Patent on the Hot-Sack(R) and may be marketed based upon the FDA's approval of Hot-Sack(R), subject to the general control provisions of the Federal Food, Drug and Cosmetic Act.


Hydrogel Design Systems

     The major focus of HDS, in which the Company has a 31.3% equity interest, is the manufacture of hydrogel materials, on an original equipment manufacturer ("OEM") basis, for the manufacture of medical devices, drug delivery products, wound care and cosmetics products. Hydrogel is manufactured by introducing a polymer (solid) into water, creating a feed mix. The feed mix is used to coat a web material (or scrim) and two outer linings are applied creating sheets of hydrogel. These sheets are then introduced to a high energy field, which is accomplished by using an electron beam accelerator. The introduction of a high energy field causes the release of hydrogen atoms which in turn causes carbon molecule covalent bonding. This is commonly referred to as crosslinking. This creates longer chains of the polymer in the gel which increases its molecular integrity, giving the gel unique characteristics which make it useful in a variety of products. By varying the percent of solids in the feed mix, the amount of crosslinking (which is determined by the amount of energy introduced), the type of polymer, scrim and lining used, a wide variety of gels with distinctly different characteristics may be produced.

     The Company believes that HDS's proprietary mixing and beam operation technology allow it to make superior quality products at competitive prices. HDS currently provides product to several Fortune 500 companies, as well as other, smaller companies. These customers are using the HDS hydrogel for wound dressings, transdermal drug delivery systems and electrodes.

      HDS has purchased an electron beam and has leased space from the Company in Langhorne, PA, where it is has completed building an electron beam irradiation facility. The facility became operational in the fourth quarter of calendar year 1997. In addition to housing the electron beam and hydrogel mixing room, the facility also houses the warehousing and distribution operations of the Company's emergency medical and peritoneal dialysis products.

     Hydrogel and other electron beam accelerator processed products are being marketed both through internal contacts with a few world-wide health distributors and through an outside sales force. HDS has entered into a contract with a sales consultant experienced in electron beam accelerator processed products and an outside agency.

Sales and Marketing

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

     On July 25, 1995, the Company entered into a distributorship agreement with Medical Marketplace, Inc., ("MMI") which provided that MMI would act as a distributor of certain Marks Medical Devices in the State of California. In consideration for such distribution, the Company agreed to sell to MMI the Marks Medical Devices at fifty (50%) percent of their retail sales price.
The Distributorship Agreement has a term of five (5) years and may be terminated upon the mutual consent of the parties upon thirty (30) days written notice.
To date, no sales have been generated under this agreement.

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

     Management believes, although there can be no assurance, that the Company will be able to maintain sources of manufacturing supply for its products that will satisfy the foregoing requirements.

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

      Three (3) of the medical devices that the Company acquired from C.F. have been approved by the FDA for commercial sale under a review process known as "510(k) review" and the Company believes that an additional two (2) products (Hot-Sack II(TM) and Hot-Sack II+(TM) are covered by the FDA's approval of Hot Sack(R) or would qualify independently for 510(k) approval. In the 510(k) review process, a manufacturer is mandated to demonstrate that a proposed product is "substantially equivalent" to another product that was in commercial distribution in the United States before May 26, 1976, in which event the review process can take anywhere from three months to more than one year before FDA grants clearance of the 510(k) pre-market notification. In cases where there is no existing FDA-approved product "substantially equivalent" to the new proposed product, the product is considered a "new" product. The new product requires a Pre-Market Application ("PMA") which is a lengthier and more burdensome process and a process which will require FDA approval prior to the product entering commercial distribution. On May 26, 1998 the Company completed its 510(k) notification for its Self-Shielding Needle and submitted it to the FDA. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. To date, the Company, has not received the approval of the FDA to market any of Marks Medical Devices.

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

Health Care Industry

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


Product Liability Insurance

     Companies in the health care market are subject to lawsuits alleging negligence, product liability and other legal theories, many of which involve large claims and significant defense costs. The Company could be subject to claims alleging personal injuries resulting from the use of its products. The Company has obtained product liability insurance since it has commenced sales of its products. However, there can be no assurance that such policies will be sufficient to cover potential claims or the costs of any resulting litigation or that a policy can be maintained in force at an acceptable cost to the Company. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and results of operations. In addition, claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation. The

Company currently has product liability coverage of $1,000,000 and a $10,000,000 umbrella policy.

Employees

     As of July 31, 1998, the Company employed three (3) full time persons, including one (1) in sales marketing and product development, and two (2) in general administration and finance. The Company has never had a work stoppage and its employees are not represented by a labor organization. The Company considers its employee relations to be good.

Item 2.  PROPERTIES.

     The Company's corporate headquarters are in New York City. The Company's lease was on a month to month basis. In April 1998, the Company along with other co-tenants entered into a fourteen month lease for this office space with an entity controlled by the former Chairman of the Company. The Company's share of the monthly lease payment is $3,600. The total lease payments of $50,400 are being held in escrow by the landlords attorney. The Company has sublet a portion of this space to an unrelated third party for $1,700 per month on a month to month basis. See "Certain Transactions."
The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.

     In addition, in February 1997, the Company leased a 16,500 square foot facility in Langhorne, PA. The lease is for a term of seven years with an annual rent of $116,000 which increase to $119,000 per annum over the term of the lease. The entire facility is presently subleased to HDS for the full rental amount for the remainder of the lease term.



Item 3.  LEGAL PROCEEDINGS.

     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934
and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation bypurchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages. The Company has denied the material allegations of the consolidated complaint and intends to vigorously defend this action.

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



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on April 7, 1998. At the annual meeting, the shareholders of the Company
(i) elected each of the persons listed below to serve as a director of the Company until the 1999 Annual Meeting of Shareholders or until his successor is elected, (ii) ratified the selection of Holtz Rubenstein, LLP as independent accountants of the Company for its fiscal year ending April 30, 1998, (iii) did not approve a reverse stock split of one (1) new share of Common Stock for each nine (9) shares of Common Stock outstanding and a reverse stock split of Series A Preferred Stock on the basis of (1) new share of Preferred Stock for each nine (9) shares of Preferrred stock outstanding.

     The Company had 4,845,000 shares of Common Stock and 6,000,000 shares of Series A Preferred Stock outstanding as of February 6, 1998, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 4,688,421 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the annual meeting:

               Proposal 1: Election of Directors

                             Voting Shares    Voting Shares   Voting Shares
Director                       In Favor          Against       Withheld
______________                ____________    ____________   ____________

Michael Lulkin   (1)              4,442,983     245,438      6,000,000 Preferred
Matthew Harriton                  4,456,283     232,138      6,000,000 Preferred
Daniel Durchslag                  4,459,783     228,638      6,000,000 Preferred
Andrew Fabrikant                  4,456,283     232,138      6,000,000 Preferred

(1) = Resigned May 22, 1998.

Proposal 2: Ratification of Selection of Independent Accountants

                    Votes in favor:                                4,388,711
                    Votes against:                                   192,822
                    Abstentions - Common:                            106,888
                    Abstentions - Preferred:                       6,000,000




                Proposal 3: Reverse Stock Split

                     Votes in favor:                              4,353,729
                     Votes against:                                 255,872
                     Abstentions - Common                            78,820
                     Abstentions - Preferred:                     6,000,000

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's securities commenced trading in the over-the-counter market on the effectiveness of the Company's Initial Public Offering on November 18, 1995 in the form of Common Stock. The Common Stock is regularly quoted and traded on the NASDAQ system.

     The following table indicates the high and low bid prices for the Company's Common Stock for the period up to June 30, 1998 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock
                                        Quoted Bid Price
                                        High      Low
          1996 Calendar Year

          First Quarter                12 5/8         5 1/4
          Second Quarter                6 7/8         4 3/4
          Third Quarter                 5 3/4          2 1/2
          Fourth Quarter                2 5/8          1/2

          1997 Calendar Year

          First Quarter                 2 1/2          1/2
          Second Quarter                11/16          1/4
          Third Quarter                 11/16         3/16
          Fourth Quarter                  1/2         1/16

          1998 Calendar Year

          First Quarter                  5/16         1/8
          Second Quarter                 3/16         1/8

     On July 20, 1998, the closing price of the Common Stock as reported on the NASDAQ System was $.125. On July 20, 1998, there were 156 holders of record of common stock.

     The Company was advised by The Nasdaq Stock Market that it failed to meet the continued listing requirements of The Nasdaq SmallCap Market. The Company is exploring various alternatives which would satisfy The Nasdaq SmallCap Market continued listing requirements.

There is, however, no assurance that the Company will be successful in satisfying such requirements. Failure to meet the requirements may result in the Company's securities being traded on the OTC Bulletin Board. As a result, the price of, and the volume of trading in, the Company's securities may be negatively effected. The Company was advised in July, 1998 that the NASD had denied the Company's submission for continued listing. The Company has filed an appeal to that decision. A hearing on continued listing is expected to be held in late August or early September, 1998. If the appeal is denied, the Company will make application to be listed on the OTC-Bulletin Board.

  Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     The Company had net working capital of $452,834 at April 30, 1998. Approximately $423,000 of current assets represents cash and marketable securities. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the year ended April 30, 1998 reflects cash used in operating activities of approximately $1,136,000 which includes approximately nine months of the operations of HDS. This use of cash is primarily attributable to general and administrative expenses, product development and advertising and marketing expenses. Net cash provided by investing activities approximated $381,000 representing the sale of investments of approximately $1,320,000, of which $861,000 was used to purchase property and equipment for HDS through its revolving credit line with the Company. The remaining cash from sale of investments was used to fund current operations. Cash provided by financing activities of $609,000 is the result of a $350,000 loan to HDS evidenced by a demand promissory note with a third party affilitated with certain stockholders of the Company and HDS and $259,000 repaid by HDS to the Company after January 21, 1998. As additional consideration for making the loan to HDS, the lender also received options to purchase 100,000 shares of HDS Common Stock at $.40 per share. This cash was also used to fund current operations.

     On January 21, 1998, the Company's equity interest in HDS, which previously represented a 50.04% majority common interest and 92.9% voting interest, was reduced to 45.6% common ownership as a result of the Company surrendering all 15,000,000 shares of voting Preferred Stock in exchange for 21,500 shares of Common Stock. The exchange was done at the request of certain third party in vestors of a Private Placement by HDS, under which HDS issued approximately 475,000 additional common shares. The proceeds from the placement were used to pay off accounts payable of HDS and its $450,000 obligation under the terms of the litigation settlement with the former owners of the entities HDS acquired on February 6, 1997. In February and April, 1998, the Private Placement was completed and an additional 1,027,000 shares of HDS stock were issued, thereby reducing the Company's ownership to 31.3%. As a result of the Company's reduced ownership in HDS and surrender of the voting Preferred Stock, the assets, liabilities and operations of HDS after January 21, 1998 are not included in the financial statements of the Company.

     The Company expects to incur additional expenditures over the next 6 to 12 months for product development and to implement its sales and marketing plans. The Company's management believes that the Company's investments, reduction in general and administrative expenses, and anticipated paydown of the HDS line of credit will be sufficient to fund its liquidity needs for the next 12 months. Management believes the outstanding amount due from HDS of $621,000 will be at least substantially repaid during the next (12) months although it has been classified as a long-term asset based on the current
financial condition of HDS.   In the event that no repayment can be made
in the next (12) months, the Company may have to look for alternative methods of raising additional capital or liquidiating assets.

     The Company was advised by The Nasdaq Stock Market that it failed to meet the continued listing requirements of The Nasdaq SmallCap Market. The Company is exploring various alternatives which would satisfy The Nasdaq SmallCap Market continued listing requirements. There is, however, no assurance that the Company will be successful in satisfying such requirements. Failure to meet the requirements may result in the Company's securities being traded on the OTC Bulletin Board. As a result, the price of, and the volume of trading in, the Company's securities may be negatively effected. The Company was advised in July, 1998 that the NASD had denied the Company's submission for continued listing. The Company has filed an appeal to that decision. A hearing on continued listing is expected to be held in late August or early September, 1998. If the appeal is denied, the Company will make application to be listed on the OTC-Bulletin Board.


Results of Operations

     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for the C.F. Medical Devices and the start-up of HDS. In March 1998, the Company decided not to make the minimum payment obligations due on six (6) of the medical devices developed by Dr. Lloyd Marks due to capital constraints. Accordingly, the unamortized cost of these licenses of $487,000 was charged to operations in the current year, and Dr. Marks may terminate the licenses.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through April 30, 1998 is $1,235,754. This is a result of the sale of the C.F. Medical Devices of approximately $501,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $6,774,457 as of April 30, 1998. The Company expects to continue to incur operating losses until such time it can generate significant revenues from the sale of its products.

Plan of Operation

     The Company intends to continue with the sales and marketing of its emergency medical equipment and plans to aggressively market the Safety Needle upon approval by the FDA. On May 26, 1998 the Company completed its 510(k) notification for its Safety Needle (due to regulatory restrictions and liability issues the Safety Needle is now referred to as the Self-Shielding Needle) and submitted it to the FDA. The notification was prepared with the assistance of ACT Medical, Inc. a medical device consulting and manufacturing firm located in Newton, MA. The Company's primary focus since inception has been the development of the Self-Shielding Needle. The submission of the 510(k) notification was a critical step in the development process. On June
22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. With this step in the development process complete, management will begin to develop its long-term strategy regarding the sale and marketing of the product. To further this effort the Company intends to market the product to both potential distributors and end users such as hospitals and clinics.

     Management believes that the Company's current cash and short term investments totaling approximately $423,000 and the repayment of its revolving line of credit, which is due in January 1999, from HDS will be sufficient to fund the Company's operations for the next twelve (12)
months with a reduction in operating expenses. Management believes the outstanding amount due from HDS of $621,000 will be at least substantially repaid during the next (12) months although it has been classified as a long-
term asset based on the current financial condition of HDS.   In the
event that no repayment can be made in the next (12) months, the Company will seek alternative methods of raising additional capital.

     In an effort to strengthen the Company's position until a meaningful revenue stream and positive cash flow can be achieved, management has undertaken a significant cost reduction program. The program includes payroll reductions, the termination of two consulting contracts, the reduction of rental expense, the reduction of expenses related to the development of the needle as it is substantially complete, and other administrative expenses. These reductions account for more than a $325,000 savings in annual expenses. Additionally, the Company anticipates an additional reduction of approximately $200,000 in cash outlay for professional fees which represents non-recurring legal expenses.

     The Company also has a 31.3% equity interest in its nonconsolidated affiliate HDS. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that this investment will have a positive effect on operations in the next fiscal year.

     However, no assurance can be made with respect to the viability of the Company in the long term. Realization of the revenue potential of the Self-Shielding Needle may require additional capital expenditures and other expenses. Management anticipates that to meet such needs would require raising additional funds from either the debt or equity markets. Alternatively, the Company may need for the long term to consider liquidating some of its assets to meet cash requirements. No assurances can be made as to the success of these capital raising alternatives.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Changes in Registrant's Certifying Accountant

(a) Holtz Rubenstein & Co., LLP, Registrant's former independent accountant previously engaged as the principal accountant to audit the Registrant's financial statements, was dismissed on May 5, 1998. On May 5, 1998, the Board of Directors of Registrant appointed Moore Stephens, P.C. as independent auditors of Registrant for the fiscal year ending April 30, 1998.

(b) During the two most recent fiscal years and interim period subsequent to April 30, 1997, there have been no disagreements with Holtz Rubenstein & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

(c)Holtz Rubenstein & Co., LLP's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

(d) The Registrant has requested that Holtz Rubenstein & Co., LLP furnish it with a letter addresed to the SEC stating whether it agrees with the above statements. A copy of Holtz Rubenstein's letter to the SEC, dated May 7, 1998, was filed as Exhibit 16 to the Form 8-K filed on May 8, 1998.

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

           Name           Age       Position Held
 ------------------       ---       -------------------------------------

 Matthew L. Harriton      34        President, Chief Executive Officer, Chief
                                         Financial Officer  and Director

 Michael Lulkin           45        Chairman of the Board of Directors
                                         and Secretary

 Andrew Fabrikant         33        Director

Dr. Daniel Durchslag      53        Director


     Background of Executive Officers and Directors

          Matthew L. Harriton has served as the Chief Financial Officer of the Company since January 1996. In April 1997, Mr. Harriton became the Chief Executive Officer and a Director of the Company, and assumed the position of President. Mr. Harriton also serves as President and Chief executive Officer of Hydrogel Design Systems, Inc., in which the Company has a 31.3% equity interest, since October 1996. Prior to joining Embryo Development Corporation, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation from June 1994 until December 1995, Coopers & Lybrand from September 1990 until May 1994, and The First Boston Corporation from June 1986 until May 1988. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

          Michael Lulkin has served as a Chairman of the Board of Directors of
the Company from March 1995 until May 22, 1998.   Since May 1995, Mr. Lulkin has
served as the general counsel for PDK Labs, Inc., a manufacture of over-the-counter pharmaceuticals which trades on The Nasdaq SmallCap Market. Prior to joining PDK Labs, Mr. Lulkin was engaged in the private practice of law as a sole practitioner for over 13 years. Mr. Lulkin also serves as a director of Decor Group, Inc. Decor is a public company which trades on the OTC Bulletin Board and is in the home decorating industry. He graduated from State University of New York at Buffalo and received his J.D. from Emory University School of Law.

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

          Andrew Fabrikant has served as a member of the Board of Directors since February, 1998. Mr. Fabrikant is currently the President of Fabrikant Fine Diamonds, an estate jewelry business, a position he has held for the past five years. In addition, from May 1988 to May 1998 Mr. Fabrikant served as the Managing Partner of The International Jewelers Exchange. He is a graduate of Boston University.

          Each director of the Company is entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors of the Company. In June, 1998 Messrs. Frabrikant and Durchslag were granted options, (which were subsequently exercised), to purchase 250,000 shares of the Company's common stock, and Mr. Harriton, the President and Chief Executive Officer of the Company was granted options, (which were subsequently exercised) to purchase 750,000 shares of the Company's common stock, all at an exercise price equal to the market price on the date of the grant ($0.0938) exercisable for a period of [four (4)] years. The Directors receive no other compensation for serving on the Board of Directors. The members of the Board of Directors intend to meet at least quarterly during the Company's fiscal year, and at such other times duly called.

Item 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE
                                                                 Long Term Compensation

                                       Annual Compensation    Awards            Payouts
                          _________________________________   _______        _________________
   (a)                        (b)       (c)    (d)       (e)              (f)       (g)   (h)    (i)
                                                                       Restricted                 All
                                                        Other           Stock            LTIP    Other
                                                        Annual          Awards  Options/ Payouts Compensation
Name and Principal Position   Year   Salary($) Bonus($) Compensation($)   ($)     SARs(#) ($)     ($)
---------------------------   ----   --------  -------- --------------  ------  --------- ------  -----------
Donn Gordon, CEO (2)           1998       0        0      0               ---        0     0          0
                               1997  $91,000  $13,650 $6,000(1)           ---    100,000   0          0
                               1996   77,250   11,400  7,575(1)           ---    100,000   0          0

Matthew L. Harriton, CEO       1998  $80,000   $9,000     0               ---    400,000   0          0
                               1997   90,000       0      0               ---    100,000   0          0
____________________

(1) Represents auto allowance in accordance with March 1995 employment agreement
(2) Employment of Donn M. Gordon was terminated on March 31, 1997.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

   (a)                   (b)            (c)                      (d)               (e)
                                        % of Total Options
                  Number of Securities  Options/SARs Granted   Exercise or
                  Underlying Option/    to Employees in        Base Price     Expiration
Name              SARs Granted (#)      Fiscal Year            (# Share)      Date
----------------  ------------------    -------------------    ---------      -----------
Matthew Harriton   400,000                 89%                  .59 (1)       9/16/01

(1)     Options were repriced June 1998 to .0938 per share.

               AGGREGATED OPTION/SARs EXERCISES IN
                     LAST FISCAL YEAR AND FY-END
                          OPTIONS/SAR VALUES
   (a)               (b)              (c)             (d)                      (e)
                                                  Number of              Value of
                                                  Securities Underlying  Unexercised
                                                  Unexercised Options/   In-the-Money
                                                  SARs at FY-End (#)     Options/SARs at
                Shares Acquired       Value       Exercisable/           FY-End Exercisable
Name            on Exercise (#)       Realized($) Unexercisable          Unexercisable
-----------     ----------------      ----------- -------------          ---------------

Donn Gordon          0                  $ -0-        200,000/-0-           $-0-/$-0-
Matthew Harriton     0                    -0-        500,000/-0-            -0-/-0-


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

     The Company has entered into a four (4) year consulting agreement with Dr. Lloyd Marks which provides for compensation of $75,000 per year. The agreement also provides for the issuance to Dr. Marks of warrants to purchase 600,000 shares of the Company's Common Stock at $3.00 per share from January 1, 1996 through December 31, 1999. The agreement requires Dr. Marks to provide 12 hours of consulting services to the Company per month. On June 22, 1998 the Company gave Dr. Marks thirty days notice that it was terminating the consulting agreement.

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

     On January 1, 1997 the Company entered into a two (2) year employment agreement with Matthew L. Harriton which provides for a base salary of $90,000 for the first year and $100,000 for the second year, with provisions for a discretionary bonus. The agreement also provides for the issuance to Mr. Harriton of options to purchase 100,000 shares of the Company's Common
Stock at ($.65) per share. In September 1997, the Company amended the January 1, 1997 employment agreement. The agreement, as amended, provides for annual compensation of $60,000 effective January 1, 1998. Mr. Harriton was also granted options to purchase an additional 400,000 shares of the Company's common stock at an exercise price equal to the market price on the date of
the amendment ($0.59) exercisable for a period of four (4) years.   In
June 1998, the options to purchase the aggregate of 500,000 shares of the Company's common stock were repriced to an exercise price equal to the market price in June of 1998 of $.0938.

     In September, 1997, the Company entered into a two-year employment agreement with an executive which provides for annual compensation of $30,000 commencing January 1, 1998. The executive was also granted options to purchase 50,000 shares of the Company's common stock at an exercise price equal to the market price on August 1, 1997 ($.25)

Stock Option Plans and Agreements

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

     The Incentive Option Plan is administered by the Board of Directors or a committee appointed by the Board of Directors (the "Committee") which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, non-qualified options or SARs or a combination thereof, and the number of shares to be subject to such options and SARs.

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

     Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations, or in its discretion, accept payment by non-recourse promissory note. SARs may be settled, in the Board of Directors' discretion, in cash, Common Stock, or in a combination of cash and Common Stock. The exercise of SARs cancels the corresponding number of shares subject to the related option, if any, and the exercise of an option cancels any associated SARs. Subject to certain exceptions, options and SARs may be exercised any time up to three months after termination of the holder's employment.

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

     As of June, 1998 options to purchase 1,650,000 shares of common stock, and no SARs have been granted under the Incentive Option Plan and otherwise. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of July 20, 1998 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                        Percentage                      Percentage
                         Shares of      (%) of                          (%) of Total
 Name and Address        Common         Common      Shares of           Combined
of Beneficial Owner      Stock Owned    Stock       Preferred Stock(2)  Vote(2)
------------------       -----------    --------    ------------------  ------------

M.D. Funding, Inc.(1)      --            --          6,000,000           46.2
5 Old Woods Drive
Harrison, NY 10528


Michael Lulkin(4)          --            --             ---                --
305 Broadway
New York, NY  10007

Lloyd Marks(3)             600,000        7.9           ---              4.4
27 Great Springs Road
Bryn Mawr, PA  19010

Daniel Durchslag(6)        250,000        3.6           ---              1.9
9400 Brighton Way
Suite 402
Beverly Hills, CA 90210

Matthew L. Harriton(6)   1,250,000       17.9           ---              9.6
750 Lexington Avenue
New York, NY  10022

Andrew Fabrikant(6)        250,000       3.6            ---              1.9
555 Fifth Avenue
New York, NY 1002

Karen Nazzareno(5)(6)      450,000       6.4            ---              3.4
750 Lexington Avenue
New York, NY  10022

All directors and        1,750,000      25.0             ---            13.5
offficer as a group (3 persons)


(1) M.D. Funding, Inc. is a corporation which is wholly-owned by Donna Field, whose address is 5 Old Woods Drive, Harrison, NY 10528, the beneficial owner of such shares. M.D. Funding, Inc. is not affiliated with any of the officers or directors of the Company.

(2) Holders of preferred stock are entitled to vote on all matters of the Company submitted to a vote of stockholders with one share of preferred stock equalling the same voting rights as one share of common stock.

(3) Includes a warrant to purchase 600,000 shares of Common Stock at an exercise price of $3.00 per share commencing January 1, 1996 through December 31, 1999.

(4)  Does not include Class B Warrants to purchase 15,000 shares of Common
     Stock.

(5) Includes an option to purchase 50,000 shares of Common Stock at $.25 per share.

(6)  See "Subsequent Events" herein.

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

     Each of the agreements also provides for minimum payment obligations commencing 2 1/2 years after the date of the agreement. The minimum payment obligations are for each license as follows:



                            Agreement           Minimum Payment
                             Year                 Obligation
                            ---------           ---------------

                            9/30/97                 $25,000
                            3/31/98                 $25,000
                            9/30/98                 $50,000
                            3/31/99                 $50,000
                            9/30/99                $100,000
                            3/31/00                $100,000
                            3/31/01+               $200,000


     On September 30, 1997, the agreements for six (6) of the devices were amended to extend the date of the first minimum payment obligation to March 31, 1998. In consideration for the extension, the aggregate first minimum payment obligation increased from $150,000 to $165,000.

     As of July 20, 1998 the Company did not make the minimum payment obligations required under the License Agreements with respect to six (6) of the devices including the adjustable blood pressure cuff, a multi-function fluid communication control system and stereoscopic fluoroscopy apparatus. Dr. Marks has the option to revoke the applicable licenses. As of July 20 , 1998 the Company has not received any notification from Dr. Marks regarding any such revocation. The minimum payment obligations with respect to the self-shielding needle were made in accordance with the terms of the original agreement.

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

     On March 31, 1995, the Company entered into a consulting agreement with Dr. Marks for Dr. Marks to provide consulting services to the Company for a period
of four (4) years.   Dr. Marks has agreed to provide the Company at least 12
hours per month of consulting services in connection with the exploitation of the License Agreement. The agreement provides for annual payments to Dr. Marks of $75,000 per year and the issuance of a warrant to purchase 600,000 shares of the Company's Common Stock at a purchase price of $3.00 per share.
On June 22, 1998 the Company gave Dr. Marks thirty days notice that it was terminating the consulting agreement.

     In 1995, the Company entered into a month to month lease with Michael Lulkin, former Chairman of the Board of Directors, for the Company's headquarters at $5,000.00 per month. In April 1998, the Company along with other co-tenants entered into a fourteen month lease for this office space with an entity controlled by Michael Lulkin. The Company's portion of the monthly lease payment amounted to $3,600. At April 30, 1998, the total lease payments of $50,400 were held in escrow by the landlords attorney.

     On September 14, 1995, the Company acquired five (5) medical devices and the exclusive licensing rights to one (1) medical device from C.F. Electronics, Inc. (the "C.F. Medical Devices"). Two (2) of the acquired medical devices, the Hot-Sack II(TM) and Hot-SackII+(TM) are used in connection with the warming of peritoneal dialysis solution. Four (4) of the medical devices, Hot-Sack(R) , Res-Q-Air(R) , Therm-O-Drug(TM) and an electronic stethoscope, are devices used for emergency rescue operations and by other emergency medical technicians. All of the medical devices acquired from C.F. have received all necessary regulatory approvals and are in commercial distribution.

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

     In January 1997, the Company entered into a subscription agreement to acquire 50.04% of the Common Stock and 15,000,000 shares of Preferred Stock for a combined voting interest of 92.9% of Hydrogel Design Systems, Inc. (HDS).
HDS was formed in October 1996 to effect the asset acquisition described below. As consideration for its interest, the Company paid $150,000 cash, 150,000 shares of its Common Stock and made available to HDS a $500,000 line of credit, which was increased to $850,000 in August 1997.

     On February 6, 1997 HDS, acquired substantially all of the assets of two
(2) related companies, Novatech, Inc. and Alternative Design Systems R & D Group. In consideration for the payment of $150,000, and the issuance of 150,000 shares of the Company's Common Stock (subject to certain adjustments), the Company acquired certain rights and assets, including proprietary formulas and methodology, necessary to manufacture, market, sell and distribute
Hydrogel and associated products. Hydrogel is a product used in the manufacture of a variety of medical devices including, cardiac defibrillator pads and various types of electrodes. HDS has also entered into a contract for the purchase of manufacturing equipment for $600,000 which has been financed through a long-term note and security agreement between HDS and Becton Dickinson, a customer of HDS and a manufacturer and distributor of medical devices and diagnostic systems.

     On January 21, 1998, the Company's equity interest in HDS, which previously represented a 50.04% majority common interest and 92.9% voting interest, was reduced to 45.6% common ownership as a result of the Company surrendering all 15,000,000 shares of voting Preferred Stock in exchange for 21,500 shares of Common Stock. The exchange was done at the request of certain third party investors of a Private Placement by HDS, under which HDS issued approximately
475,000 additional common shares.    In February and April, 1998, the Private
Placement was completed and an additional 1,027,000 shares of HDS stock were issued, thereby reducing the Company's ownership to 31.3%. As a result of the Company's reduced ownership in HDS and surrender of the voting Preferred Stock, the assets, liabilities and operations of HDS after January 21, 1998 are not included in the on a consolidated basis in the financial statements of the Company. In January 1998, as a result of subsequent litigation between HDS and the former owners of the entitities HDS acquired, the terms of the original purchase were modified and the Embryo shares were returned to HDS.

     In February 1997, HDS entered into a seven-year sublease with the Company, which provides for minimum monthly rental payments of $9,625 and expires in 2004.

     In August 1997, HDS entered into a one-year management agreement with the Company subject to automatic renewal each year. The management agreement provides for an annual fee of the greater of $75,000 per annum or ten (10%) percent of the gross sales generated by the Company's sales representatives in consideration for Embryo providing HDS with administrative, marketing and management services. In May, 1998, HDS notified the Company that the agreement will not be renewed in August 1998.

     M.D. Funding, Inc. may be deemed a parent of the Company as a result of its control of the Company voting stock. M.D. Funding, Inc. is a corporation which is wholly owned by Donna Field, the beneficial owner of such shares. M.D. Funding, Inc. is not affiliated with any of the officers or directors of the Company. See "Principal Stockholders."

Subsequent Events

     In June, 1998 the Company granted options to purchase 750,000 shares of the Company's common stock to Matthew Harriton, President of the Company, options to purchase 250,000 shares of common stock to each of Andrew Frabrikant and Dr. Daniel Durchslag, Directors of the Company, and options to purchase 400,000 shares of common stock to Karen Nazzareno, an employee of the Company. All such options were granted under the Company's Incentive Stock Option Plan and at the then market price of $.0938 per share. Also, options to purchase 500,000 shares which were previously granted to Matthew Harriton, under the terms of his prior employment agreement with the Company, were amended to change the exercise price thereof to $.0938 per share and to allow for payment upon exercise, in the same manner as under the Incentive Stock Option Plan.

     The above options were exercised in June, 1998 and an aggregate of 2,150,000 shares of common stock of the Company were issued. Payment to the Company of an aggregate amount of $201,670 was made by delivery by all such persons by the delivery to the Company of non-recourse promissory notes, which are due in five (5) years, bear interest at 8% per annum and are secured by the common stock purchased.

     While the exercise of the options resulted in the issuance of 2,150,000 shares of common stock, the Company does not believe there has been a change of control since the Company's Articles of Incorporation provide that the shares of common stock vote together as one class with the shares of the Company's preferred stock. As of July 20, 1998, the holders of the preferred stock held 46.2% of the voting power.

     Although the persons exercising the options may be deemed to operate as a
group, they disclaim they are operating as a group.   While no immediate changes
in the direction of the Company are presently contemplated, depending upon future circumstances, the persons exercising the options may in the future attempt to influence the direction of the Company.

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

     The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules

Report of Independent Certified Public Accountants            F-1 - F2

Balance sheet as of April 30, 1998                            F-3

Statements of operations for the years ended
  April 30, 1998 and 1997                                     F-4

Statements of stockholders' equity for the years
ended April 30, 1998 and 1997                                 F-5 - F-6

Statements of cash flows for the years ended
  April 30, 1998 and 1997                                     F-7 - F-8

Notes to financial statements                                 F-9 - F-24

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

10.05* Licensing Agreement by and between Dr. Lloyd Marks and the Company re: Adjustable Blood Pressure Cuff and Method of Measuring Blood Pressure dated of March 31,1995.

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

10.24+ Employment Agreement by Michael Periera and Hydrogel Design Systems, Inc. dated February 6, 1997.

10.25*** Employment Agreement by Matthew Harriton and the Company dated January 1, 1997.

10.26*** Equipment Financing Agreement by Becton Dickinson and Hydrogel Design Systems, Inc. dated January 24, 1997.

10.27+ Real Property Lease by and between the Company and Circon Corporation dated January 1997.

10.28++ Revolving Credit Agreement between Hydrogel Design Sytems, Inc. and the Company dated January 1997.

10.29++ Amended Revolving Credit Agreement between Hydrogel Design Systems, Inc. and the Company dated August 31, 1997.

10.30++ Management Agreement between Hydrogel Design Systems, Inc. and the Company dated August 31, 1997.

10.31++ Amendment No. 1 to Licensing Agreement by and between Dr. Lloyd Marks and the Company dated September 30, 1997.

10.32++ Loan Agreement and Promissory Note between Hydrogel Design Systems, Inc. And BH Funding, LLC dated October 1, 1997.

10.33++ Amendment #1 to Employment Agreement by Matthew Harriton and the Company dated September 16, 1997.

10.34 Stock Option Agreement between the Company and Andrew Frabrikant dated June 17, 1998 (filed herewith).

10.35 Stock Option Agreement between the Company and Dr. Daniel Durchslag dated June 17, 1998 (filed herewith).

10.36 Stock Option Agreement between the Company and Matthew Harriton dated June 17, 1998 (filed herewith).

10.37 Stock Option Agreement between the Company and Karen Nazzareno dated June 17, 1998 (filed herewith).

16+++ Letter from Holtz Rubensteiin & Co., LLP re Change in Certifying Accountant dated May 7, 1998.

99^           Letter from the Nadaq SmallCap Market dated March 16, 1998.

27            Financial Data Schedule (filed herewith).

* Incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-92366.

**           Incorporated by reference to the Company's Form S-8 dated March 8,
             1996.

***          Incorporated by reference to the Company's Form 10QSB dated January
             31, 1997.

+            Incorporated by reference to the Company's Form 10KSB  dated
             April 30, 1997.

++           Incorporated by reference to the Company's Form 10QSB dated October
             31, 1997.

^            Incorporated by reference to the Company's Form 8-K filed on April
             16, 1998.

+++          Incorporated by reference to the Company's Form 8-K filed on May 8,
             1998.

(B)          Reports on Form 8-K.

             On February 5, 1998, the Company filed a report on Form 8-K, reporting under Item 5, disclosing the terms of the litigation settlement between HDS and John and Janice Essmyer. Also reported under Item 5, the Company disclosed its change in ownership of HDS from a majority interest to a minority interest and that the assets, liabilities and operations of HDS after January 21, 1998 are not included in the financial statements of the Company. In regard to this transaction, the Company also reported under
Item 7, pro forma financial information giving effect to the reduced ownership.

      On April 16, 1998, the Company filed a report on Form 8-K, reporting under
Item 5, disclosing that the Company had been advised by NASDAQ that it failed to meet the continued listing requirements regarding public float. The Company also disclosed that the stockholders failed to approve a proposed one-for-nine (1-for-9) reverse stock split at its annual meeting on April 7, 1998.

      On May 8, 1998, the Company filed a report on Form 8-K, reporting under
Item 4, disclosing that the Company had changed independent auditors for the fiscal year ending April 30, 1998.

                            SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
         August 11, 1998

                         EMBRYO DEVELOPMENT CORPORATION


                         By:   /s/ Matthew L. Harriton
                               -----------------------
                               Matthew L. Harriton
                               Chief Executive Officer, Chief Financial Officer Principal Accounting Officer and Director

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement or Amendments thereto has been signed below by the following persons in the capacities and on the dates indicated.

Signature                          Title                    Date
----------------------             --------------------     ----------

/s/ Matthew L. Harriton            Chief Executive Officer,  August 11, 1998
-----------------------
Matthew L. Harriton                Chief Financial Officer,
                                   Principal Accounting Officer
                                   and Director


/s/ Daniel Durchslag               Director                 August 11, 1998
--------------------
Daniel Durchslag


/s/ Andrew Fabrikant               Director                 August 11, 1998
--------------------
Andrew Fabrikant

                 EMBRYO DEVELOPMENT CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)
                      REPORT ON AUDITS OF
                      FINANCIAL STATEMENTS

Independent auditors' reports                           F-1 - F2

Balance sheet                                           F-3

Statements of operations                                F-4

Statements of stockholders' equity                      F-5 - F-6

Statements of cash flows                                F-7 - F-8

Notes to financial statements                           F-9 - F-24

                 REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Embryo Development Corporation
         New York, New York

            We have audited the accompanying balance sheet of Embryo Development Corporation [a development stage company] as of April 30, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Embryo Development Corporation [a development stage company] as of April 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. We express no opinion on the cumulative period from inception [March 3, 1995] through April 30, 1998 as shown in the cumulative columns on the statement of operations and the statement of cash flows, nor on the statement of stockholders' equity [deficit] for the period from inception [March 3, 1995] through April 30, 1997.

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Embryo Development Corporation is in the development stage and the Company's ability to continue in the normal course of business is dependent upon the success of future operations. These uncertainties raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Moore Stephens, P.C.
                                       -------------------------
                                       MOORE STEPHENS, P. C.
                                       Certified Public Accountants.
Cranford, New Jersey
June 22, 1998

                      INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Embryo Development Corporation and Subsidiary
New York, New York

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Embryo Development Corporation and Subsidiary for the year ended April 30, 1997. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Embryo Development Corporation and Subsidiary for the year ended April 30, 1997, in conformity with generally accepted accounting principles.

                                       /s/ Holtz Rubenstein & Co., LLP
                                       -------------------------------
                                       HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
June 12, 1997

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]

BALANCE SHEET AS OF APRIL 30, 1998.

Assets:
Current Assets:
  Cash and Cash Equivalents                                 $134,508
  Short-Term Investments                                     288,000
  Accounts Receivable                                         34,106
  Interest Receivable                                          2,782
  Inventories                                                 71,851
  Prepaid Legal Fees                                          80,000
  Prepaid Expenses and Other Current Assets                  115,120
                                                            --------
  Total Current Assets                                       726,367

Property and Equipment -
  Net of Accumulated Depreciation of $14,176                  17,264

Licensed Technology -
  Net of Accumulated Amortization of $293,809                446,191

Investment in Unconsolidated Investee                        380,250

Other Assets:
  Due from Unconsolidated Investee                           620,793
  Cash in Escrow                                              50,400
  Deposits                                                    80,497
                                                            --------
  Total Other Assets                                         751,690

  Total Assets                                            $2,321,762
                                                          ==========
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                     $273,533
                                                            --------
Commitments and Contingencies                                   --

Stockholders' Equity:
  Preferred Stock, $.0001 Par Value; Authorized 15,000,000
   Shares; 6,000,000 Issued and Outstanding                     600
  Common Stock, $.0001 Par Value, Authorized 30,000,000
   Shares; 4,845,000 Issued and Outstanding                     485
  Additional Paid-in Capital                              9,774,101
  Unearned Compensation                                    (952,500)
  Deficit Accumulated During the Development Stage       (6,774,457)
                                                         -----------
  Total Stockholders' Equity                              2,048,229

  Total Liabilities and Stockholders' Equity             $2,321,762
                                                         ==========

See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF OPERATIONS

                                                                     Cumulative
                                                                   From Inception
                                              Years Ended          March 3, 1995 to
                                               April 30,              April 30,
                                           1998          1997            1998
                                        ----------------------     ----------------

Revenues                              $    800,494  $    287,487   $  1,235,754

Costs and Expenses:
  Cost of Sales                            750,734       237,839      1,080,623
  General and Administrative             1,947,356     1,814,174      4,198,956
  Royalties                                 82,752            --         82,752
  Research and Development                 199,251       185,678        917,695
  Amortization                             230,000       230,000        677,025
  Equity Loss for Three Months of
   Operations Of Unconsolidated Investee   366,744            --        366,744
  Loss on Write-off of Licensed Technology 486,785            --        486,785
  Interest Income - Related Party         (11,022)            --        (11,022)
  Interest and Other [Income] Expense      57,758       (133,729)       415,606
                                        ---------     -----------    ----------

  Total Costs and Expenses              4,110,358      2,333,962      8,215,164
                                        ---------     -----------    ----------
  Loss Before Minority Interest        (3,309,864)    (2,046,475)    (6,979,410)

Minority Interest in Net
 Loss of Subsidiary                        65,881        139,072        204,953

  Net Loss                            $(3,243,983)  $ (1,907,403)   $(6,774,457)
                                    ==============  =============   ============

  Basic Net Loss Per Share            $      (.67)  $       (.40)   $     (1.57)
                                     ==============  =============  =============

  Weighted Average Number of Shares of
   Common Stock Outstanding             4,845,000      4,728,274     4,320,680
                                       ==========     ==========    ============

See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]


STATEMENT OF STOCKHOLDERS' EQUITY




                              Amount                                        Additional
                               Per       Common Stock     Preferred Stock    Paid-in    Unearned
                              Share     Shares  Amount     Shares  Amount    Capital  Compensation
                              ------    --------------    ---------------    -------- -------------

Issuance of Stock for Cash at Inception
  March 3, 1995:
  Common                  $    .05     2,400,000  $ 240      --    $    --  $  108,936  $    --
  Preferred                   .002       --         --   6,000,000     600      10,224       --
Issuance of Stock for Licensed
  Technology                  3.00       325,000     33      --         --     974,967       --
Issuance of Stock for Research
  and Development             3.00       125,000     12      --         --     374,988       --
Issuance of Stock in Connection
  with Subscription Agreement 3.00       180,000     18      --         --     539,982       --
Net Loss                       --           --       --      --         --         --        --
                                       ---------   ----   ---------- -------   --------   --------

  Balance - April 30, 1995              3,030,000   303   6,000,000    600   2,009,097       --

Issuance of Stock in Connection
  with Initial Public Offerin 5.00      1,150,000   115      --         --   4,337,093       --
Issuance of Stock in Connection
  with Consulting Agreements  4.00        510,000    51      --         --   2,039,949   (2,040,000)
Compensation Earned in
  Connection with Consulting
  Agreements                    --           --      --      --         --        --         97,500
Net Loss                        --           --      --      --         --        --          --
                                       ----------  ----    ---------- ----   ----------   ----------
  Balance - April 30, 1996 -
   Forward                              4,690,000  $469   6,000,000 $ 600   $8,386,139  $(1,942,500)




                                                Deficit
                                               Accumulated
                                                During the            Total
                                               Development         Stockholders'
                                                 Stage               Equity
                                               -----------        --------------
Issuance of Stock for Cash at Inception
  March 3, 1995:
  Common                                     $      --           $   109,176
  Preferred                                         --                10,824
Issuance of Stock for Licensed
  Technology                                        --               975,000
Issuance of Stock for Research
  and Development                                   --               375,000
Issuance of Stock in Connection
  with Subscription Agreement                       --               540,000
Net Loss                                       (483,310)            (483,310)
                                             -----------         ------------

          Balance - April 30, 1995             (483,310)           1,526,690

Issuance of Stock in Connection
  with Initial Public Offering                     --              4,337,208
Issuance of Stock in Connection
  with Consulting Agreements                       --                   --
Compensation Earned in
  Connection with Consulting
  Agreements                                       --                97,500
Net Loss                                     (1,139,761)         (1,139,761)
                                            ------------         -----------

  Balance - April 30, 1996 -
           Forward                          $(1,623,071)    $     4,821,637


EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]


STATEMENT OF STOCKHOLDERS' EQUITY


                             Amount                                                Additional
                               Per         Common Stock          Preferred Stock    Paid-in     Unearned
                              Share       Shares  Amount       Shares    Amount     Capital    Compensation
                             ------       ---------------      -----------------   ----------  ------------
  Balance - April 30, 1996 -
   Forwarded                            4,690,000 $  469      6,000,000  $ 600    $ 8,386,139   $(1,942,500)
Issuance of Stock for Service  3.50         5,000      1          --        --         17,499        --
Issuance of Stock in Connection
  with Investment in Subsidiary .50       150,000     15          --        --         74,985        --
Compensation Earned in
  Connection with Consulting
  Agreements                     --          --       --          --        --             --      495,000
Issuance of Stock by Subsidiary
  to Minority Holders            --          --       --          --        --       (37,350)        --
Amortization of Unearned
  Compensation of Minority
  Holders-Subsidiary             --          --       --          --        --         2,502         --
Net Loss                         --          --       --          --        --         --            --
                                        ---------- -----      ---------   -----    -----------   -----------

  Balance - April 30, 1997              4,845,000   485       6,000,000    600     8,443,775    (1,447,500)

Compensation Earned in
  Connection with Consulting
  Agreements                    --           --      --          --         --          --         495,000
Issuance of Stock by Investee
  in Connection with
  Private Placement             --           --      --          --         --     1,330,326          --
Net Loss                        --           --      --          --         --           --           --
                                        ---------- -----       ---------  ------   ----------    -----------
  Balance - April 30, 1998              4,845,000  $485        6,000,000  $600   $ 9,774,101     $(952,500)
                                        =========  ====        =========  ====   ===========     ===========



                                             Deficit
                                           Accumulated
                                            During the        Total
                                           Development    Stockholders'
                                               Stage        Equity
                                           ------------   ------------
Balance - April 30, 1996 -
   Forwarded                               $(1,623,071)   $  4,821,637

Issuance of Stock for Services                  --              17,500
Issuance of Stock in Connection
  with Investment in Subsidiary                 --              75,000
Compensation Earned in
  Connection with Consulting
  Agreements                                    --             495,000
Issuance of Stock by Subsidiary
  to Minority Holders                           --             (37,350)
Amortization of Unearned
  Compensation of Minority
  Holders-Subsidiary                            --               2,502
Net Loss                                    (1,907,403)     (1,907,403)
                                           ------------    ------------

  Balance - April 30, 1997                  (3,530,474)      3,466,886

Compensation Earned in
  Connection with Consulting
  Agreements                                   --              495,000
Issuance of Stock by Investee
  in Connection with
  Private Placement                            --            1,330,326
Net Loss                                   (3,243,983)      (3,243,983)
                                           -----------     ------------

  Balance - April 30, 1998                $(6,774,457)     $ 2,048,229
                                          ============     ===========


EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]


STATEMENTS OF CASH FLOWS

                                                                          Cumulative
                                                                        From Inception
                                                   Years Ended         March 3, 1995 to
                                                     April 30,            April 30,
                                                  1998        1997          1998
                                                  ----        ----          ----
Operating Activities:
  Net Loss                                  $ (3,243,983)  $ (1,907,403)  $ (6,774,457)
  Adjustments to Reconcile Net Loss to Net
   Cash [Used for] Operating Activities:
   Depreciation and Amortization                 326,048        241,203      1,325,211
   Write-Off of Licensed Technology              486,785           --          486,785
   Minority Interest in Loss of Subsidiary       (65,881)      (139,072)      (204,953)
   Equity Loss in Operations of Unconsolidated
        Investee                                 366,744           --          366,744
   Non-Cash Consideration - Other                528,733        517,500      1,143,733
   Non-Cash Consideration - Research and
        Development                                 --             --          440,000

  Changes in Assets and Liabilities:
   [Increase] Decrease:
     Accounts Receivable                          3,795        (91,838)       (113,803)
     Interest Receivable                         43,445         14,580          25,400
     Inventories                                (95,386)           775        (116,887)
     Prepaid Expenses and Other Current Assets  (48,836)       (71,340)       (205,620)
     Other Assets                               (82,321)         3,771        (150,216)

   Increase [Decrease]:
     Accounts Payable and Accrued Expenses      643,944        280,879         963,481
     Customer Deposits                          (25,000)        25,000            --
                                             ------------   -----------     -----------
   Total Adjustments                          2,082,070        781,458       3,959,875
                                             -----------    -----------     -----------
  Net Cash - Operating Activities- Forward   (1,161,913)    (1,125,945)     (2,814,582)
                                             -----------    -----------     -----------

Investing Activities:
  Purchase of Short-Term Investments           (288,000)      (559,000)       (847,000)
  Proceeds from Sale of Short-Term Investments  559,000           --           559,000
  Purchase of Investments in Available-for Sale
   Securities                                      --       (1,832,697)     (6,129,521)
  Proceeds from Sale of Investments in Available-
   for-Sale Securities                        1,049,380      3,587,621       6,129,521
  Net Cash Paid for Asset Acquisition              --         (200,588)       (200,588)
  Purchase of Licensed Technology                  --            --           (450,000)
  Purchase of Property and Equipment           (861,435)      (148,059)     (1,026,807)
  Divestiture of Cash of Subsidiary             (77,794)         --            (77,794)
                                            -----------    -----------  ---------------
  Net Cash - Investing Activities - Forward $   381,151    $   847,277  $   (2,043,189)

See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF CASH FLOWS

                                                                          Cumulative
                                                                         From Inception
                                                   Years ended          March 3, 1995 to
                                                    April 30,             April 30,
                                                 1998        1997           1998
                                                 ----        ----           ----
  Net Cash - Operating Activities - Forwarded$(1,161,913)  $(1,125,945)    $(2,814,582)
                                             ------------  ------------    ------------

  Net Cash - Investing Activities - Forwarded    381,151       847,277      (2,043,189)
                                             ------------  ------------    ------------

Financing Activities:
  Proceeds from Issuance of Debt                350,000          --            650,000
  Proceeds from Issuance of Stock                  --            --            120,000
  Proceeds from Issuance of Subsidiary Stock to
   Minority Shareholder                            --         150,000          150,000
  Repayment of Loans to Unconsolidated Investee 258,821          --            258,821
  Repayment of Debt                                --            --           (550,000)
  Proceeds of Stock Offering, Net of Deferred Costs--            --          4,337,208
  Due from Unconsolidated Investee               26,250          --             26,250
                                             ------------  ------------    ------------

  Net Cash - Financing Activities               635,071      150,000         4,992,279
                                             ------------  ------------    ------------
  Net [Decrease] Increase in Cash and Cash
   Equivalents                                 (145,691)    (128,668)          134,508

Cash and Cash Equivalents-Beginning of Periods  280,199      408,867               --
                                             -----------   ------------    ------------

  Cash and Cash Equivalents - End of Periods$   134,508    $ 280,199      $    134,508
                                             ===========   ============   =============


See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS



[1] Organization and Nature of Operations

Embryo Development Corporation [the "Company"] is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices throughout the United States.

In January 1997, the Company acquired a majority interest in Hydrogel Design Systems, Inc. ["HDS"] which was subsequently reduced to a minority interest on January 21, 1998 [See Note 3]. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product, and after-market components for apnea monitoring.

The Company and HDS are in the development stage, as defined in Statement of Financial Accounting Standard No. 7, "Accounting and Reporting for Development Stage Enterprises." To date, the Company has generated minimal sales and devoted its efforts primarily to various organizational activities, including negotiating of license agreements, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995 [See Note 5], and undertaking preliminary activities for the commencement of operations. In February 1997, HDS acquired certain assets and the business of a group of companies engaged in the manufacture and distribution of hydrogel and after-market apnea monitoring components. HDS has devoted substantial efforts to the establishment of a manufacturing facility for its accelerator beam equipment used in the production of hydrogel, which was completed during the year ended April 30, 1998, and in contacting prospective customers of hydrogel and related accelerator beam products. In September 1995, the Company purchased certain assets and the on-going business of a medical products division of an existing business [See Note 7]. The Company has not generated any significant revenue to date and is presently evaluating the commercial value of the products obtained under its business acquisitions license agreements. There can be no assurance that the Company will be successful in marketing any such products.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $6,774,000 and utilized cash of approximately $1,162,000 for operating activities for the year ended April 30, 1998. Management recognizes that the Company must generate additional revenue to achieve profitable operations and obtain equity and debt financing. Management's plans to increase revenues and reduce expenses to achieve profitable operations include the development of a marketing strategy of the safety needle, one of its licensed products, which is currently awaiting 510(K) approval by the FDA.

Management believes that the Company's current and short-term investments totaling approximately $423,000 and the repayment of its revolving line of credit, which is due in January 1999, from HDS will be sufficient to fund the Company's operations for the next twelve (12) months with a reduction in operating expenses. Management believes the outstanding amount due from HDS of $621,000 will be at least substantially repaid during the next (12) months although it has been classified as a long-term asset based on the current financial condition of HDS. In the event that no repayment can be made in

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS Sheet #2


[1] Organization and Nature of Operations [Continued]

the next (12) months, the Company will seek alternative methods of raising additional capital.

In an effort to strengthen the Company's position until a meaningful revenue stream and positive cash flow can be achieved, management has undertaken a significant cost reduction program.

However, no assurance can be made with respect to the viability of the Company in the long-term. Realization of the revenue potential of the Self-Shielding Needle may require additional capital expenditures and other expenses. Management anticipates that to meet such needs would require raising additional funds from either the debt or equity markets. Alternatively, the Company may need in the long-term to consider liquidating some of its assets to meet cash requirements. No assurance can be made as to the success of these capital raising alternatives.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its subsidiary, Hydrogel Design Systems, Inc. ["HDS"] through January 21, 1998. The assets, liabilities and operations of HDS after January 21, 1998 are not included on a consolidated basis in the financial statements of the Company as a result of a reduction in ownership, voting interest and the lack of management control. This investment is being accounted for using the equity method of accounting subsequent to January 21, 1998 [See Note 12B].

Upon consolidation, all significant intercompany accounts and transactions have been eliminated.

Depreciation and Amortization - Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Amortization of licensed technology is computed using the straight-line method over the estimated useful life of the related technology [7 years].

The Company provides for depreciation for office equipment and fixtures over 3-7 years, the estimated useful lives.

Depreciation expense for the years ended April 30, 1998 and 1997 and the cumulative period from inception [March 3, 1995] through April 30, 1998 amounted to $94,632, $10,990 and $106,557, respectively.

Inventories - Inventories, consisting principally of finished goods, are stated at the lower ofcost [first-in, first-out method] or market.

Investments - Short-term investments consist of bank certificates of deposits.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS Sheet #3


[2] Summary of Significant Accounting Policies [Continued]

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and third party payors and, believes that its accounts receivable credit risk exposure is limited. The Company places its cash and cash equivalents with high credit quality financial institutions.
The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of April 30, 1998, the Company did not maintain cash or cash equivalents with financial institutions subject to credit risk beyond the insured amount. The Company does not require collateral or other security to support financial instruments subject to credit risk.

Income Taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Cash Equivalents - The Company's policy is to considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At April 30, 1998, cash equivalents amounted to approximately $108,000.

Research and Development Costs - Research and development costs are expensed as incurred.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising - The Company charges to expense, advertising costs as incurred. Advertising costs approximated $4,000, $71,000 and $76,000 for the years ended April 30, 1998 and 1997, and the cumulative period from inception [March 3, 1995] through April 30, 1998, respectively.

Stock Options - The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively, "Options"] issued to employees, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #4



[2] Summary of Significant Accounting Policies [Continued]

Impairment - Certain long-term assets [including licensed technology] of the Company are reviewed at least annually as to whether there are indications their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of April 30, 1998, management expects these assets to be fully recoverable.

Earnings Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended April 30, 1998, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period.

SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

[3] Investment in HDS

In January 1997, the Company entered into a subscription agreement to acquire 1,251,000 shares of HDS common stock and 15,000,000 shares of HDS Series A preferred stock. HDS was formed to effect the asset acquisition described in

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #5


[3] Investment in HDS [Continued]

Note 7B. As consideration for its interest, the Company contributed $150,000 in cash, 150,000 shares of its common stock, and the commitment to make available to HDS a $500,000, 8% revolving line of credit.

At April 30, 1997, the Company's ownership of HDS represented 50.04% of the common stock and 92.9% of total voting shares.

On January 21, 1998, the Company's equity interest in HDS, was reduced to 45.6% common ownership as a result of the Company surrendering all 15,000,000 shares of voting preferred stock in exchange for 21,500 shares of common stock. The exchange was done at the request of certain third party investors of a Private Placement by HDS, under which HDS issued approximately 475,000 additional common shares. As of January 21, 1998, these transactions resulted in the Company retaining approximately 45.6% of the common stock of HDS. In
February and April 1998, the Private Placement was fully subscribed, and the Company's ownership decreased to approximately 31.3% of common interest.

As a result of the surrender of the voting preferred stock and the issuance of additional common stock, the Company's ownership in HDS was reduced to below 50% interest and therefore, the assets, liabilities and operations of HDS after January 21, 1998 are not included on a consolidated basis in the financial statements of the Company.

Approximately $287,000 of the loss applicable to minority interest for the period May 1, 1997 through January 21, 1998 was in excess of minority interest in capital, and accordingly has been charged to the Company's operations.

Summarized financial information for HDS, which commencing January 21, 1998, the Company accounts for using the equity method, is as follows:

Summarized financial information:
                                            April 30, 1998
                                          ----------------
Balance Sheet:
  Current Assets                              $   887,000
  Property, Plant and Equipment - Net           1,771,000
  Purchased Technology                            769,000
  Other Assets                                     68,000
                                                ---------
  Total Assets                                 $3,495,000
                                                =========

Current Liabilities                            $  743,000
  Long-Term Notes Payable                       1,611,000
  Shareholders' Equity                          1,141,000
                                                ---------
  Total Liabilities and Stockholders' Equity   $3,495,000
                                               ==========

Statement of Operations:
  Revenues                                     $ 755,000
                                               =========
  Cost of Sales                                $ 786,156
                                               =========
  Net Loss                                   $(1,580,000)
                                             ============

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #6


[3] Investment in HDS [Continued]

Approximately $134,000 of the revenue and $879,000 of the loss relate to the period subsequent to January 21, 1998 and are accounted for using the equity method.

In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August 1997, the Company increased the amount of the revolving line of credit to $850,000. At April 30, 1998, borrowings under the revolver approximated $546,000.

In February 1997, HDS entered into a seven-year sublease with the Company, which provides for minimum monthly rental payments of $9,625 and expires in 2004 [See
Note 6D].

In August 1997, HDS entered into a one-year management agreement with the Company subject to automatic renewal each year. The management agreement provides for an annual fee of the greater of $75,000 per annum or ten (10%) percent of the gross sales generated by the Company's sales representatives in consideration for Embryo providing HDS with administrative, marketing and management services. General and administrative expenses have been reduced by $18,750 for the year ended April 30, 1998 as a result of the agreement.
In May 1998, HDS notified the Company that the agreement will not be renewed in August 1998.

[4] License Agreements

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

Each of the seven agreements also provide for minimum payment obligations commencing 2 1/2 years after the date of the agreements. The agreements provide that the licensor may terminate the licenses if the minimum royalty payments are not made. The minimum payment obligations for each license are as follows:

Agreement Year                  Minimum Payment Obligation
------------------              --------------------------
September 30, 1997                 $           25,000
March 31, 1998                                 25,000
September 30, 1998                             50,000
March 31, 1999                                 50,000
September 30, 1999                            100,000
March 31, 2000                                100,000
March 31, 2001                                200,000

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #7

[4] License Agreements [Continued]


On September 30, 1997, the agreements for six (6) of the devices were amended to extend the date for the first minimum payment obligation to March 31, 1998. In consideration for the extension, the aggregate first minimum payment obligation increased from $150,000 to $165,000. These payments have not been made as of April 30, 1998. The payments on (1) of the devices of $50,000 were made in accordance with the terms of the original agreement.

The Company did not make the minimum payments required under the License Agreements with respect to six (6) of the devices including the adjustable blood pressure cuff, a multi-function fluid communication control system and stereoscopic fluoroscopy apparatus, and thus the licensor has the option to revoke the applicable licenses. The Company has not received any notification from the licensor regarding any such revocation. The minimum payment obligations with respect to the self-shielding needle were made in accordance with the terms of the original agreement.

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

The medical devices underlying five of these license and royalty sharing agreements were deemed to be in the development stage, and accordingly, the consideration paid ($440,000) was charged to operations [research and development] in the period ended April 30, 1995. The consideration for the remaining four agreements $(1,160,000) was recorded as licensed technology. At April 30, 1998, the unamortized cost of $486,785 for three of these agreements was charged to operations as the minimum royalty payments were not made as per the terms of the agreements and the licensor may terminate the licenses.

[5] Stockholders' Equity

[A] Capitalization - The Company's authorized capitalization consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. All stock has a $.0001 par value. Each share of common and preferred has one vote in all matters. In the event of any liquidation, holders of the issued and outstanding shares of preferred stock will be entitled to receive, prior to any distribution to the holders of common stock, the sum of $.10 per share.

[B] Initial Capitalization - In March 1995, the Company issued 2,400,000 shares of common stock and 6,000,000 shares of preferred stock ["Founders' Stock"] for an aggregate amount of $120,000.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #8


[5] Stockholders' Equity [Continued]

[C] Subscription Agreements - In March 1995, the Company entered into subscription agreements in connection with a bridge loan in the aggregate amount of $300,000, [the "Bridge Loans"]. In connection with the Bridge Loan, the Company issued the aggregate amount of 180,000 Bridge Units, each Bridge Unit consisting of one share of common stock and one Class B Warrant. Each Class
B Warrant entitles the holder to acquire one share of common stock at an exercise price of $10 per share. The promissory notes issued in connection with the Bridge Loan were repaid with interest at 8% on November 22, 1995, with the proceeds from the public offering. The 180,000 shares of the Company's common stock represented a financing cost of $540,000 [$3 per share] which was amortized in full upon the successful completion of the public offering.

[D] Public Offering - In November 1995, the Company completed a public offering of 1,000,000 shares of common stock at $5.00 per share for an aggregate of $5,000,000. An additional 150,000 shares were sold for gross proceeds of $750,000 to the underwriter to cover over-allotments. In addition, the underwriter received an option, for a nominal fee, to acquire 100,000 shares of common stock at an exercise price of $6.75 per share. The option expires in November 2001.

Effective with the closing of the offering, the Company entered into a consulting agreement with the underwriter. The underwriter ceased operations in 1997, and the unamortized balance of the consulting fee ($91,667) was charged to operations in the year ended April 30, 1997.

[E] Issuance of Securities - In July 1996, the Company issued 5,000 shares of common stock to its medical advisory board of services. The value of the common stock granted ($17,500) was charged to operations.

In May 1996, the Company issued a five-year warrant, exercisable at any time, for the purchase of 100,000 shares of common stock of the Company at $6 per share. The warrant was issued in connection with the termination of a sublicensing agreement.

[F] Consulting Agreements - In February 1996, the Company entered into two separate multi-year consulting agreements. As consideration for these services, the Company issued 225,000 shares of common stock to each of the parties. The value of the common stock granted ($1,800,000) is being charged to operations ratably over the lives of the consulting agreements which range between four and five years.

In August 1995, the Company entered into a three-year consulting agreement for services related to the development of strategic sales and marketing plans in the United States, and internationally. The agreement, which initially provided for a monthly consulting fee of $5,000, was amended in March 1996, at which time the Company issued 60,000 shares of common stock in lieu of the monthly consulting fee. The value of the common stock granted ($240,000) is being charged to operations ratably over the remaining life of the consulting agreement which is thirty-two months.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #9


[5] Stockholders' Equity [Continued]

[G] Stock Option Plans - The Company has adopted a Non-Qualified Option Plan [the "Plan"] covering 2,000,000 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance.

The Company has also adopted an Incentive Option and Stock Appreciation Rights Plan [the "Incentive Option Plan"] covering 2,000,000 shares of the Company's common stock. Incentive stock options under the Incentive Option Plan are granted at an exercise price [not less than the fair market value] at the date of grant. Non-qualified options and freestanding stock appreciation rights may also be granted with any exercise price.

[H] Loss Per Share - Loss per share was computed by dividing net loss by the weighted number of shares outstanding. Potential common shares of 1,630,000 have been excluded as their effect would be anti-dilutive.

As noted in Note 5D, the Company has completed an Initial Public Offering ["IPO"]. Pursuant to SEC rules, common stock issued for consideration below the IPO price during the 12 months before the filing of the registration statement has been included in the weighted average number of shares, using the treasury stock method, as if such shares had been outstanding for all periods presented.

[i] Reserved Shares - Common shares reserved at April 30, 1998 are as follows:

Incentive Stock Option Plan                 2,000,000
Non-Qualified Stock Option Plan             2,000,000
Class B Warrants                              180,000
Consultant Warrants                           600,000
Key Employee Options                          750,000
Other                                         100,000
                                            ---------
  Total                                     5,630,000
                                            =========
[6] Commitments and Contingencies

[A] Class Action Lawsuits - A consolidated Class Action complaint has been filed naming as defendants the Company and others. The Class Action asserts that the underwriter of the Company's initial public offering and other defendants engaged in various violations of the federal securities laws. The Company and others deny that they engaged in any improper conduct or any violations of any federal securities laws and intend to vigorously defend the action. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, management does not believe that they should result in a materially adverse effect on the Company's financial position.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #10


[6] Commitments and Contingencies [Continued]

[B] Employment Agreements - In September 1997, the Company amended an employment agreement with an officer dated January 1, 1997. The two-year agreement, as amended,dprovides for annual compensation of $60,000 effective January 1, 1998. The officer was also granted options to purchase 400,000 shares of the Company's common stock at an exercise price equal to the market price on the date of the amendment ($.59) exercisable for a period of four (4) years in addition to the options to purchase 100,000 shares at an exercise price of $(.65) in the original agreement. In June of 1998, the options to purchase the aggregate of 500,000 shares of the Company's common stock were repriced to an exercise price equal to the market price in June of 1998 of $.0938.

In addition, the Company entered into a two-year employment agreement with an executive which provides for annual compensation of $30,000 commencing January 1, 1998. The executive was also granted options to purchase 50,000 shares of the Company's common stock at an exercise price equal to the market price on August 1, 1997 ($.25).

In 1995, the Company granted an officer an option to purchase 100,000 shares of the Company's common stock at an exercise price of $5 per share and 100,000 shares exercisable commencing March 1997, at an exercise price equal to the fair market value at March 31, 1997 ($.5625). These options are exercisable over a four-year period.

[C] Consulting Agreement - In 1995, the Company entered into a four-year consulting agreement with the licensor of the medical devices discussed in
Note 4. The agreement provides for an annual consulting fee of $75,000. In addition, the consultant was issued warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $3 per share [See Note 12C].

[D] Lease - On February 14, 1997, the Company entered into a seven-year operating lease for premises to be used for offices and manufacturing. The lease provides for monthly minimum lease payments of $9,625. The lease contains a five-year renewal option and provides that the Company shall pay for insurance, taxes and maintenance. In addition, the lease contains an escalation clause based upon increases in the consumer price index for years four through seven. Effective February 14, 1997, the Company entered into a seven year sub-lease with Hydrogel which provides for minimum monthly rental payments at $9,625 to be received, and expires in 2004.

The Company leased office space from a former executive on a month-to-month basis. Rent expense under this lease approximated $60,000 during each of the years ended April 30, 1998 and 1997.

In April 1998, the Company along with other co-tenants entered into a fourteen month lease for this office space with an entity controlled by the former Chairman of Embryo. The Company's portion of the monthly lease payment amounted to $3,600. At April 30, 1998, the total lease payments of $50,400 were held in escrow by the landlords attorney.

Aggregate rent expense approximated $204,700, $113,700 and $347,300 for the years ended April 30, 1998 and 1997, and the cumulative period from inception [March 3, 1995] through April 30, 1998, respectively. Rental income on the

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #11


[6] Commitments and Contingencies [Continued]


sub-lease amounted to approximately $28,875, $-0- and $28,875 for the years ended April 30,1998 and 1997, and the cumulative period from inception [March 3, 1995] through April 30,1998, respectively.

Minimum annual rentals under the leases are as follows:

Year ended                                 Rent    Sub-Lease
April 30,                                 Expense    Income
----------------                         --------- ---------
  1999                                 $  158,700 $  115,500
  2000                                    122,700    115,500
  2001                                    115,500    115,500
  2002                                    115,500    115,500
  2003                                    115,500    115,500
  Thereafter                               86,625     86,625
                                       ---------- ----------
  Totals                              $   714,525 $  664,125
                                       ========== ==========

[E] Product Liability Insurance

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

[7] Business Combinations

[A] In September 1995, the Company entered into an agreement to purchase certain assets and the ongoing business of the Medical Division of C.F. Electronics, Inc. ["CF"]. Under the agreement, the Company acquired CF's medical products for consideration of $450,000, of which $45,000 was paid upon closing and the balance ($405,000) was paid on December 12, 1995 from the proceeds from the public offering. The Company also purchased CF's finished goods inventory and demonstration equipment.

In addition, the Company entered into a five year "Supply Agreement" with CF, which provides for CF to supply the Company with certain products at a price equal to CF's cost [as defined] plus 10%. The Agreement provides for minimum payments to CF during its first two years.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #12


[7] Business Combinations [Continued]

[B] On February 6, 1997, HDS acquired certain assets from a group of entities for an aggregate purchase price of $150,000 in cash and 150,000 shares of Embryo common stock [valued at $75,000]. Assets acquired include property rights and technical data, machinery and equipment, and inventory. The Embryo shares vest on the second anniversary date of the agreement only if HDS has earned $500,000 in cumulative gross revenue derived from the sale of certain products during the two (2) year period. If, on the vesting date, the fair market value of the shares is less than $900,000, the parties may demand that HDS purchase all of the shares at an aggregate purchase price of $900,000 in either cash and/or marketable securities. Expenses of approximately $51,000 were incurred in connection with this acquisition. This acquisition has been accounted for as a purchase.

In January 1998, as a result of subsequent litigation between HDS and the former owners, the terms of the original purchase were modified. The Embryo shares were returned to HDS for a cash payment of $450,000 and a long-term promissory note in the amount of $950,000.

[8] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of April 30, 1998 are as follows:

Deferred Tax Assets:
  Net Operating Loss Carryforward                         $ 1,774,000
  Tax Basis of Intangible Assets in Excess of Book Basis       46,000
                                                          -----------
  Total                                                     1,820,000
Deferred Tax Liability:
  Book Basis of Unearned Compensation
  in Excess of Tax Basis                                      324,000
                                                          -----------
Deferred Tax Asset                                          1,496,000
Valuation Allowance                                         1,496,000
                                                          -----------
  Net Deferred Tax Asset                                  $    --
                                                          ===========

The valuation allowance of $1,496,000 represents an increase of $259,000 over the preceding year. Net operating loss carryforwards of $5,217,000 expire as follows:

2010                       $            103,000
2011                                    873,000
2012                                  3,088,000
2013                                  1,153,000
                           --------------------

Total                       $         5,217,000
                           ====================

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #13


[8] Income Taxes [Continued]

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the year ended April 30, 1998 and 1997 follows:

                                             1 9 9 8            1 9 9 7
                                             --------           -------
Statutory Federal Income Tax Rate                (34)%          (34) %
Unearned Compensation                              9 %          (30) %
Other                                              4 %            5  %
Change in Valuation Allowance                     21 %           59  %
                                           -----------          ---------

Effective Income Tax Rate                        --                --
                                           ===========          ==========

[9] Major Customers

Sales to two customers approximated $246,000 and $174,000 of total revenues in 1998. Sales to two customers approximated $52,000 and $40,000 of total revenues in 1997.

[10] Fair Value of Financial Instruments

In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, and cash equivalents, short-term investments, cash in escrow, and due from unconsolidated investee it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

[11] Supplementary Information - Statements of Cash Flows

Cash paid during the years for:
                                                                  Cumulative
                                                                    from
                                                                  Inception
                                                                  October 3,
                                          Years ended              1996 to
                                           April 30,              April 30,
                                         1998     1997              1998
                                        ------    -----             ----

Interest - Net of Capitalized Interest  $ 3,578  $   822          $  4,400
                                        =======  =======          =========

Income Taxes                            $    --  $13,984          $ 14,276
                                        ======= ========          ========


HDS financed the acquisition of $600,000 of manufacturing equipment with a note payable. Additionally, $12,500 of interest expense was capitalized during the year ended April 30, 1997.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #14



[12] Subsequent Events

[A] Issuance of Securities - On June 17, 1998, the Company issued options, to three (3) directors and an employee, to purchase 1,650,000 shares of the Company's common stock at an exercise price equal to the market price on the date of the grant ($.0938) under the Incentive Stock Option Plan. In addition, an aggregate of 500,000 options which were granted to an officer under the terms of a prior employment agreement were amended to have an exercise price of ($.0938), the market price on the date of the amendment.

[B] Management Agreement - On May 4, 1998, notice was received from Hydrogel to terminate the management agreement effective August 1998.

[C] Consulting Agreement - On June 22,1998, notice was given to the licensor of the medical devices, discussed in Note 6C, to terminate the consulting agreement effective July 22, 1998.

[13] New Authoritative Pronouncements

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated.
SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 does not have a material impact on the Company.

[14] Subsequent Events [Unaudited]

Options were exercised in June 1998 for an aggregate of 2,150,000 shares. The Company issued promissory notes dated July 1, 1998 to the three (3) directors and an employee in the aggregate of $201,670 for payment of the shares. The notes mature in five (5) years, bear interest at 8%, and are secured by the related securities.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #15


[14] Stock Options and Warrants

A summary of common stock options and warrants is as follows:
                                                                    Weighted
                                                                     Average
                                                    Common     Exercise Price
                                                    Shares         Per Share
                                                    --------   --------------

Options and Warrants Outstanding at March 31, 1995     --             $--
  Granted                                             780,000         4.62
  Exercised                                            --              --
  Canceled                                             --              --
                                                    --------   --------------

Options and Warrants Outstanding at April 30, 1995    780,000         4.62
  Granted                                             300,000         4.10
  Exercised                                            --              --
  Canceled                                             --              --
                                                    --------   -------------

Options and Warrants Outstanding at April 30, 1996  1,080,000         4.47
  Granted                                             200,000         3.33
  Exercised                                            --              --
  Canceled                                           (100,000)        6.75
                                                    ---------  -------------

Options and Warrants Outstanding at April 30, 1997  1,180,000         4.09
  Granted                                             450,000          .55
  Exercised                                            --              --
  Canceled                                             --              --
                                                    ---------  ------------

Options and Warrants Outstanding at April 30, 1998  1,630,000    $   3.11
                                                    =========  ============

At April 30, 1998, all options and warrants were exercisable.

The following table summarizes information about common stock options and warrants outstanding at April 30, 1998:
                                Options and Warrants Outstanding
                             -------------------------------------------
                                    NumberWeighted Average
                                    ----------------------
                            Outstanding at     Remaining    Weighted
                            ---------------    ---------    --------
   Average
   -------                  April 30, 1998  Contractual Life  Exercise Price
                           ---------------  ----------------  --------------

$.25 - $.65                    650,000        3.16 Years         $    .57
$3.00                          600,000        1.67 Years             3.00
$5.00 - $6.00                  200,000        2.29 Years             5.50
$10.00                         180,000        1.58 Years            10.00
                              --------                           --------

Totals                       1,630,000        2.33 Years         $   3.11
                             ==========                          ========

The exercise prices of the options and warrants outstanding at April 30, 1998 range between $.25 and $10.00.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #16



[14] Stock Options and Warrants [Continued]

No compensation expense was recorded for the years ended April 30, 1998 and 1997.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, the net loss and loss per share for the year ended April 30,1998 and cumulative from inception March 3, 1995 to April 30, 1998 would have been as follows:

                                               Cumulative
                                               from Inception
                                              March 3,1995 to
                                April 30,         April 30,
                                  1998              1998
                                ---------     ---------------
Net Loss:
  As Reported                 $  3,243,983      $ 6,774,457
  Pro Forma                   $  3,433,814      $ 7,015,817

Net Loss Per Share:
  As Reported                $        .67       $      1.57
  Pro Forma                  $        .71       $      1.62

At the grant dates, the weighted average fair value of the above options was $.53 during 1998. Generally, stock options and warrants are exercisable upon granting and expire four years from the date of grant.

The fair value of each option granted is estimated on the grant date using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items:

                Risk-Free                      Expected          Expected
               Interest Rate   Expected Life  Volatility         Dividends
               -------------   -------------  ----------         ---------

1998             6.04%             4 Years        123.22%             N/A


The fair value of options granted to employees during the year ended April 30, 1997 was immaterial.