Form 10QSB
period 1998-07-31
EMBRYO DEVELOPMENT CORP
filed 1998-09-18
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended July 31, 1998

                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   1-13713

                       EMBRYO DEVELOPMENT CORPORATION
            ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
----------------------------                --------------------------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                       750 Lexington Avenue, Suite 2750
                         New York, New York 10022
                       ----------------------------------
                  (Address of principal executive offices)

                                   10022
                                -----------
                                 (Zip Code)

                             (212) 355-8484
                       -----------------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X   No
                                                            ---


   Class                            Outstanding at September 10, 1998
---------------                     ---------------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
               For the Three Months Ended July 31, 1998

                           TABLE OF CONTENTS
                           ------------------
                                                  Page to Page
                                                  -------------




Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows.............................3-4

Notes to financial statements........................5-8

Management's discussion and analysis
of financial condition and result
of operations.......................................9-11

Part II. - Other information.......................12-13

Signatures............................................14

                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                              July 31, 1998

     ASSETS
     -------
CURRENT ASSETS:
  Cash and cash equivalents                                 $    106,317
  Short-term investments                                          96,000
  Accounts receivable                                             16,969
  Interest receivable                                              2,167
  Inventories                                                     52,445
  Prepaid legal fees                                              75,000
  Prepaid expenses and other current assets                      108,634
                                                              ----------
     Total current assets                                        457,532

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $16,324                                          16,306

LICENSED TECHNOLOGY, net of accumulated
 amortization of $320,238                                        419,762

INVESTMENT IN UNCONSOLIDATED INVESTEE                            283,892

OTHER ASSETS:
 Due from unconsolidated investee                                645,108
 Cash in escrow                                                   39,600
 Deposits and other assets                                        81,867
                                                            ------------
      Total other assets                                         766,575
                                                            ------------
      Total assets                                          $  1,944,067
                                                            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    179,060
                                                            ------------
     Total current liabilities                                   179,060

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding                          600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,976,722
 Unearned compensation                                          (828,750)
 Deficit accumulated during the development stage             (7,182,595)
 Notes due on common stock purchases                            (201,670)
                                                            -------------
     Total equity                                              1,765,007
                                                            -------------
     Total liabilities and stockholders' equity             $  1,944,067
                                                            ============

                                   -1-

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS




                                 THREE MONTHS ENDED          Cumulative
                                     JULY 31,                   During
                                 1998        1997             Development
                                ------       ------             Stage
                               (Unaudited) (Unaudited)       (Unaudited)
                               ----------- -----------       ------------


REVENUES                      $   25,714     $ 334,280        $ 1,261,468
                              ----------     ----------       -----------
COSTS AND EXPENSES:
  Cost of sales                   20,141       231,550          1,100,764
  General, selling
    and administrative           233,746       468,126          4,432,702
  Royalties                           -           -                82,752
  Research and development        71,662        41,436            989,357
  Amortization                    26,429        57,500            703,454
  Equity loss of operations
    of unconsolidated investee    97,524            -             464,268
  Loss on write-off of licensed
    technology                        -             -             486,785
  Interest income- related party (10,765)           -             (21,787)
  Interest and other
   (income)expense                (4,885)       (4,533)           410,721
                             ------------     ----------     ------------
                                 433,852       794,079          8,649,016
                             ------------     ----------     ------------

LOSS BEFORE
MINORITY INTEREST             $ (408,138)    $(459,799)       $(7,387,548)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY                  -          43,662            204,953
                             ------------    -----------      ------------


NET LOSS                     $ (408,138)    $ (416,137)       $(7,182,595)
                             ===========    ===========       ============

NET LOSS PER SHARE           $     (.07)    $     (.09)       $     (1.63)
                             ===========    ============      ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING                   5,569,457      4,845,000        4,412,811
                             ===========    ============      ============

                                         -2-




                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS


                                          THREE MONTHS ENDED    Cumulative
                                             JULY 31,             During
                                              1998    1997      Development
                                              ----    ----          Stage
                                         (Unaudited) (Unaudited) (Unaudited)
 OPERATING ACTIVITIES:
 Net loss                              $ (408,138) $ (416,137)  $(7,182,595)
                                       ----------- -----------  ------------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization           28,577      70,097     1,353,788
   Write-off of licensed technology           -           -         486,785
   Minority interest in loss of subsidiary    -       (43,662)     (204,953)
   Equity loss in operations of
    unconsolidated investee                97,524         -         464,268
   Non-cash consideration - other         123,750     128,750     1,267,483
   Non-cash consideration - research
    and development                         -           -           440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                  17,137     (18,606)      (96,666)
      Interest receivable                     615      (1,198)       26,015
      Inventories                          19,406     (29,954)      (97,481)
      Prepaid expenses and other
       current assets                      11,486     (30,586)     (194,134)
      Other assets                        (14,885)    (75,501)     (165,101)
    Increase (decrease) in liabilities:
      Accounts payable and
       accrued expenses                   (94,473)    117,813       869,008
      Customer deposits                     -           -              -
                                         ---------- ---------   ------------
 Total adjustments                        189,137     117,153     4,149,012
                                         ---------- ---------   ------------

Net cash operating activities - forward  (219,001)   (298,984)   (3,033,583)
                                         ---------- ----------  ------------

INVESTING ACTIVITIES:
 Purchase of short-term investments         -           -          (847,000)
 Proceeds from sale of short-term
   investments                           192,000     384,000        751,000
 Purchase of investments in available-
   for-sale securities                     -            (151)    (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities           -           -          6,129,521
 Net cash paid for asset acquisition       -           -           (200,588)
 Purchase of licensed technology           -           -           (450,000)
 Purchase of property and equipment      (1,190)    (289,559)    (1,027,997)
 Divestiture of cash of subsidiary         -           -            (77,794)
                                        --------- -----------  -------------
   Net cash investing activities -
     forward                            190,810       94,290     (1,852,379)
                                        --------- -----------  -------------

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                            THREE MONTHS ENDED    Cumulative
                                                JULY 31,           During
                                               1998    1997      Development
                                               ----    ----         Stage
                                        (Unaudited)  (Unaudited)  (Unaudited)

Net cash - operating activities -
 forwarded                             $ (219,001)  $ (298,984)  $ (3,033,583)

Net cash - investing activities -
 forwarded                                190,810       94,290     (1,852,379)


FINANCING ACTIVITIES:
 Proceeds from issuance of debt             -             -          650,000
 Proceeds from issuance of stock            -             -          120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder             -             -          150,000
 Repayment of loans to unconsolidated
  investee                                  -             -          258,821
 Repayment of debt                          -             -         (550,000)
 Proceeds of stock offering, net of
  deferred costs                            -             -        4,337,208
 Due from unconsolidated investee           -             -           26,250
                                        ---------  ----------    -----------
   Net cash financing activities            -             -        4,992,279
                                        ---------  ----------    -----------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                   (28,191)   (204,694)         106,317

CASH AND CASH EQUIVALENTS at
 beginning of period                    134,508     280,199           -
                                       ---------  -----------    -----------

CASH AND CASH EQUIVALENTS at
 end of period                       $  106,317 $   75,505      $   106,317
                                     ========== ===========    ============

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JULY 31, 1998



1.   Organization and Basis of Consolidation:

     Embryo Development Corporation (the Company) is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices. The accompanying financial statements include the accounts of the Company and its subsidiary, Hydrogel Design Systems, Inc.(HDS) through January 21, 1998. The assets, liabilites and operations of HDS after January 21, 1998 are not included in the financial statements of the Company as a result of a reduction in ownership and voting interest. This investment is being accounted for using the equity method of accounting subsequent to
January 21, 1998.    HDS is engaged in the manufacture, marketing, selling
and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product.

     Upon consolidation, all significant intercompany accounts and transactions have been eliminated.


2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods
ended July 31, 1998 and July 31, 1997.   The financial statements should be
read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1998. The results of operations for the three month periods ended July 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


3.   Inventories:

     Inventories at July 31, 1998 consist principally of finished goods, which are stated at the lower of cost (first-in, first-out method) or market.


4.   Investment in HDS:

     As of July 31, 1998, the Company holds approximately 31.3% ownership of the common stock of HDS which is accounted for using the equity method.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JULY 31, 1998
                               (Continued)

4.   Investment in HDS:(Cont'd)

     Summarized financial information for HDS, which commencing January 21, 1998, the Company accounts for using the equity method, is as follows:

               Summarized Financial Information:
                                         July 31, 1998
                                         --------------
               Balance Sheet:
               Current assets              $   697,000
               Property, plant, and
                equipment, net               1,733,000
               Purchased technology            740,000
               Other assets                     61,000
                                          ------------
               Total assets                 $3,231,000
                                          ============

               Current liabilities         $   756,000
               Long-term notes payable       1,623,000
               Shareholders' equity            852,000
                                          ------------
               Total liabilities and
                 stockholders' equity      $ 3,231,000
                                          ============
               Statement of Operations:
               Revenue                     $   137,000
                                          ============
               Cost of sales               $   181,000
                                          ============
               Net loss                    $  (293,000)
                                          =============

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At July 31, 1998, borrowings under the revolver approximated $552,000.

    In August 1997, HDS entered into a one year management agreement with the Company subject to automatic renewal each year. The management agreement provides for an annual fee of the greater of $75,000 per annum or ten (10%) percent of the gross sales generated by the Company's sales representatives in consideration for Embryo providing HDS with administrative, marketing and management services. General and administrative services have been reduced by $18,750, -0- and $37,500 for the three months ended July 31, 1998 and 1997, and the cumulative period from inception (March 3, 1995) through July 31, 1998, respectively, as a result of the agreement. In May 1998, HDS notified the Company that the agreement would not be renewed in August 1998.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JULY 31, 1998
                               (Continued)


5.   Stockholders' Equity:

     a.  Issuance of securities

     On June 17, 1998, the Company issued options, to three (3) directors and an employee, to purchase 1,650,000 shares of the Company's common stock at an exercise price equal to the market price on the date of the grant ($.0938) under the Incentive Stock Option Plan. In addition, an aggregate of 500,000 options which were granted to an officer under the terms of a prior employment agreement were amended to have an exercise price of ($.0938), the market price on the date of the amendment. These options were exercised in June 1998 for an aggregate of 2,150,000 shares. The Company issued promissory notes dated July 1, 1998 to the three (3) directors and an employee in the aggregate of $201,670 for payment of the shares. The notes mature in five (5) years, bear interest at 8%, and are secured by the related securities.

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

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JULY 31, 1998
                               (Continued)

7.   Commitments:

     In 1995, the Company entered into a four-year consulting agreement with a licensor of medical devices. The agreement provides for an annual consulting fee of $75,000. On June 22, 1998, notice was given to the licensor to terminate the agreement effective July 22, 1998.

8.   Subsequent Event - License Agreements:

     In March 1995, the Company entered into seven license agreements for the rights to manufacture and market seven medical devices. Each of the seven agreements also provide for minimum payment obligations commencing 2 1/2 years after the date of the agreements. On September 30, 1997, the agreements for six (6) of the devices were amended to extend the date for the first minimum payment obligation to March 31, 1998. In consideration for the extension, the aggregate first minimum payment obligation increased from $150,000 to $165,000. These payments have not been made as of July 31, 1998.

     The Company did not make the minimum payments required under the License Agreements with respect to six (6) of the devices including the adjustable blood pressure cuff, a multi-function fluid communication control system and stereoscopic fluoroscopy apparatus. The minimum payment obligations with respect to the self-shielding needle were made in accordance with the terms of the original agreement. On August 21, 1998, the Company notified the licensor that it was terminating the agreements with respect to these six (6) devices. The remaining unamortized cost of $486,785 for these agreements was charged to operations in the year ended April 30, 1998.

9.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $1,177, $1,026 and $5,577 for the three months ended July 31, 1998 and 1997, and the cumulative period from inception (March 3, 1995) through July 31, 1998, respectively.

     The Company paid income taxes of $-0-, $2,961 and $14,276 for the three months ended January 31, 1998 and 1997, and the cumulative period from inception (March 3, 1995) through July 31, 1998, respectively.

     In June, 1998, the Company issued an aggregate of 2,150,000 shares of common stock in exchange for an aggregate of $201,670 in promissory notes as payment for the shares.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company had net working capital of $278,472 at July 31, 1998. Approximately $202,000 of current assets represents cash and marketable securities. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the three months ended July 31, 1998 reflects cash used in operating activities of approximately $219,000. This use of cash is primarily attributable to general and administrative expenses, product development and advertising and marketing expenses. Net cash provided by investing activities approximated $191,000 representing the sale of investments which was used to fund current operations. In addition, the cash and cash equivalents balance decreased by $28,000, which was also used to fund current operations.
       The Company expects to incur additional expenditures over the next 6 to 12 months for product development and to implement its sales and marketing plans. The Company's management believes that the Company's investments, reduction in general and administrative expenses, and anticipated paydown of the HDS line of credit will be sufficient to fund its liquidity needs for the next 12 months. Management believes the outstanding amount due from HDS of $645,000 will be at least substantially repaid during the next (12) months although it has been classified as a long-term asset based on the current
financial condition of HDS.   In the event that no repayment can be made in
the next (12) months, the Company may have to look for alternative methods of raising additional capital or liquidiating assets.

     The Company was advised by The Nasdaq Stock Market that it failed to meet the continued listing requirements of The Nasdaq SmallCap Market. The Company is exploring various alternatives which would satisfy The Nasdaq SmallCap Market continued listing requirements. There is, however, no assurance that the Company will be successful in satisfying such requirements. Failure to meet the requirements may result in the Company's securities being traded on the OTC Bulletin Board. As a result, the price of, and the volume of trading in, the Company's securities may be negatively effected. The Company was advised in July, 1998 that the NASD had denied the Company's submission for continued listing. The Company has filed an appeal to that decision. A hearing on continued listing is expected to be held on September 17, 1998. If the appeal is denied, the Company will make application to be listed on the OTC-Bulletin Board.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Cont'd)

Results of Operations

     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for the C.F. Medical Devices and the start-up of HDS. In March 1998, the Company decided not to make the minimum payment obligations due on six (6) of the medical devices developed by Dr. Lloyd Marks due to capital constraints. Accordingly, the unamortized cost of these licenses of $487,000 was charged to operations in the year ended April 30, 1998. In August 1998, the Company notified Dr. Marks that it was terminating these six (6) license agreements due to financial constraints.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through July 31, 1998 is $1,261,468. This is a result of the sale of the C.F. Medical Devices of approximately $526,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $7,182,595 as of July 31, 1998. The Company expects to continue to incur operating losses until such time it can generate significant revenues from the sale of its products.

Plan of Operation

     The Company intends to continue with the sales and marketing of its emergency medical equipment and plans to aggressively market the Safety Needle upon approval by the FDA. On May 26, 1998 the Company completed its 510(k) notification for its Safety Needle (due to regulatory restrictions and liability issues the Safety Needle is now referred to as the Self-Shielding Needle) and submitted it to the FDA. The notification was prepared with the assistance of ACT Medical, Inc. a medical device consulting and manufacturing firm located in Newton, MA. The Company's primary focus since inception has been the development of the Self-Shielding Needle. The submission of the 510(k) notification was a critical step in the development process. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The Company is currently making design changes to the Safety Needle and will then commence a new clinical study. When this process is completed, a new 510(k) will be submitted to the FDA. Management

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Cont'd)
Plan of Operation (Cont'd)

will begin to develop its long-term strategy regarding the sale and marketing of the product. To further this effort, the Company intends to market the product to both potential distributors and end users such as hospitals and clinics.

     Management believes that the Company's current cash and short term investments totaling approximately $202,000 and the repayment of its revolving line of credit, which is due in January 1999, from HDS will be sufficient to fund the Company's operations for the next twelve (12) months with a reduction in operating expenses. Management believes the outstanding amount due from HDS of $645,000 will be at least substantially repaid during the next (12) months although it has been classified as a long-term asset
based on the current financial condition of HDS.   In the event that no
repayment can be made in the next (12) months, the Company will seek alternative methods of raising additional capital.

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

     The Company also has a 31.3% equity interest in its nonconsolidated affiliate HDS. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that this investment will have a positive effect on operations in the next twelve months.

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

PART II- OTHER INFORMATION
-----------------------------------------
Item 1. - Legal Proceedings
---------------------------

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

Item 2. - Changes in Securities.
--------------------------------
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
------------------------------------------
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
--------------------------------------------------------------
   Not applicable.

Item 5. - Other Information.
----------------------------
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
-------------------------------------------
   (A) Exhibits:

       10.1+ Stock Option Agreement between the Company and Andrew
        Fabrikant dated June 17, 1998.

       10.2+ Stock Option Agreement between the Company and Dr.Daniel
        Durchslag dated June 17, 1998.

       10.3+ Stock Option Agreement between the Company and Matthew
        Harriton dated June 17, 1998.

       10.4+ Stock Option Agreement between the Company and Karen
        Nazzareno dated June 17, 1998.

       27. Financial data schedule (filed herewith).

       + Incorporated by reference to the Company's Form 10-KSB dated April 30, 1998.

  (B) Reports on Form 8-K:

     On May 8, 1998, the Company filed a report on Form 8-K, reporting under
Item 4, disclosing that the Company had changed independent auditors for the fiscal year ending April 30, 1998.

                               Signatures
                               -----------

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


Dated: September 15, 1998