Form 10QSB
period 1998-10-31
EMBRYO DEVELOPMENT CORP
filed 1998-12-21
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended October 31, 1998

                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
          ----------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
     -------------                                ------------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                       750 Lexington Avenue, Suite 2750
                         New York, New York 10022
                       ----------------------------------
                  (Address of principal executive offices)

                                   10022
                                   -----
                                 (Zip Code)

                             (212) 355-8484
                            -----------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X   No
                                                            ---


   Class                            Outstanding at December 10, 1998
---------------                     --------------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
               For the Six Months Ended October 31, 1998

                           TABLE OF CONTENTS
                           -----------------

                                                  Page to Page
                                                  -------------




Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows.............................3-4

Notes to financial statements.......................5-10

Management's discussion and analysis
of financial condition and result
of operations......................................11-14

Part II. - Other information.......................15-16

Signatures............................................17

                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                            October 31, 1998

     ASSETS
     ------
CURRENT ASSETS:
  Cash and cash equivalents                                 $     54,963
  Accounts receivable                                             38,183
  Inventories                                                     58,404
  Prepaid legal fees                                              75,000
  Prepaid expenses and other current assets                      103,421
                                                             -----------
     Total current assets                                        329,971

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $18,472                                          14,158

LICENSED TECHNOLOGY, net of accumulated
 amortization of $346,667                                        393,333

INVESTMENT IN UNCONSOLIDATED INVESTEE                            195,649

OTHER ASSETS:
 Due from unconsolidated investee                                655,342
 Cash in escrow                                                   28,800
 Deposits and other assets                                        85,934
                                                            ------------
      Total other assets                                         770,076
                                                            ------------
      Total assets                                          $  1,703,187
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    263,243
                                                            ------------
     Total current liabilities                                   263,243
                                                            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding                          600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,977,889
 Unearned compensation                                          (720,000)
 Deficit accumulated during the development stage             (7,617,575)
 Notes due on common stock purchases                            (201,670)
                                                            -------------
     Total equity                                              1,439,944
                                                            -------------
     Total liabilities and stockholders' equity             $  1,703,187
                                                            =============

                                   -1-

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS





                        SIX MONTHS ENDED      THREE MONTHS ENDED       Cumulative
                           OCTOBER 31,             OCTOBER 31,           During
                         1998        1997     1998        1997      Development
                                                                         Stage
                       (Unaudited) (Unaudited)(Unaudited) (Unaudited)  (Unaudited)
                       ----------  ---------- ----------- -----------  -----------
REVENUES                $  62,851 $   569,521 $   37,137 $   235,241  $ 1,298,605
                        --------- ----------- ---------- -----------  -----------
COSTS AND EXPENSES:
 Cost of sales             47,787     460,382     27,646     228,832    1,128,410
 General, selling
   and administrative     478,322     984,892    244,576     516,766    4,677,278
 Royalties                 50,000      57,752     50,000      57,752      132,752
 Research and development 125,579      87,977     53,917      46,541    1,043,274
 Amortization              52,857     115,000     26,428      57,500      729,882
 Equity loss of operations
   of unconsolidated
   investee               186,933         -       89,409          -       553,677
 Loss on write-off of
  licensed technology        -            -           -           -       486,785
 Interest income -
  related party           (21,437)        -      (10,672)         -       (32,459)
 Interest and other
  (income)expense         (14,072)      5,675     (9,187)       10,208     401,534
                        ----------  ----------   ----------   ---------  ----------
                          905,969   1,711,678    472,117       917,599   9,121,133
                        ----------  ----------   ----------   ---------  ----------


LOSS BEFORE
 MINORITY INTEREST       (843,118) (1,142,157)  (434,980)     (682,358) (7,822,528)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY          -         65,881         -         22,219     204,953
                        ---------- -----------  ----------    ---------  ----------


NET LOSS               $ (843,118) $(1,076,276) $(434,980) $  (660,139)$(7,617,575)
                       =========== ============ ========== ========================

NET LOSS PER SHARE     $     (.13) $     (.22)  $    (.06) $      (.14)$     (1.66)
                       =========== ============ ========== =========================

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING            6,282,228    4,845,000  6,995,000    4,845,000   4,590,228
                        =========    =========  =========    =========   ==========




                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                          SIX MONTHS ENDED    Cumulative
                                             OCTOBER 31,        During
                                            1998    1997      Development
                                                                 Stage
                                      (Unaudited) (Unaudited)  (Unaudited)
                                      ----------- -----------  -----------
 OPERATING ACTIVITIES:
 Net loss                            $ (843,118) $(1,076,276) $(7,617,575)
                                     ----------- ------------ ------------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization         57,155      156,988    1,382,366
   Write-off of licensed technology        -              -       486,785
   Minority interest in loss of subsidiary -         (65,881)    (204,953)
   Equity loss in operations of unconsolidated
    investee                            186,933           -       553,677
   Non-cash consideration - other       232,500      269,483    1,376,233
   Non-cash consideration - research
    and development                         -             -       440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                (4,077)       2,212     (117,880)
      Interest receivable                 2,782       14,233       28,182
      Inventories                        13,447      (32,340)    (103,440)
      Prepaid expenses and other
       current assets                    16,699      (29,348)    (188,921)
      Other assets                      (18,386)     (49,969)    (168,602)
    Increase (decrease) in liabilities:
      Accounts payable
       and accrued expenses             (10,290)     362,731      953,191
      Customer deposits                     -        (21,205)         -
                                       ---------   ----------  ----------
 Total adjustments                      476,763      606,904    4,436,638
                                       ---------   ----------  ----------
Net cash operating activities -
   forward                             (366,355)    (469,372)  (3,180,937)
                                       ----------   ---------  -----------

INVESTING ACTIVITIES:
 Purchase of short-term investment s        -            -       (847,000)
 Proceeds from sale of
  short-term investments                288,000      559,000      847,000
 Purchase of investments in available-
   for-sale securities                       -           -     (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities             -       499,615    6,129,521
 Net cash paid for asset acquisition         -           -       (200,588)
 Purchase of licensed technology             -           -       (450,000)
 Purchase of property and equipment      (1,190)    (763,175)  (1,027,997)
 Divestiture of cash of subsidiary           -           -        (77,794)
                                       -----------  ---------  -----------
   Net cash investing activities
      - forward                         286,810      295,440   (1,756,379)
                                       -----------  ---------  ------------



                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS


                                          SIX MONTHS ENDED    Cumulative
                                             OCTOBER 31,        During
                                             1998    1997     Development
                                                                 Stage
                                      (Unaudited) (Unaudited)  (Unaudited)
                                      ----------- ----------- ------------


Net cash - operating activities -
   forwarded                          $ (366,355)  $ (469,372)  $ (3,180,937)

Net cash - investing activities -
   forwarded                             286,810      295,440     (1,756,379)


FINANCING ACTIVITIES:
 Proceeds from issuance of debt             -         350,000        650,000
 Proceeds from issuance of stock            -            -           120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder             -            -           150,000
 Repayment of loans to
  unconsolidated investee                   -            -           258,821
 Repayment of debt                          -            -          (550,000)
 Proceeds of stock offering, net of
  deferred costs                            -            -         4,337,208
 Due from unconsolidated investee           -            -            26,250
                                     -----------    ----------     ---------
   Net cash financing activities            -         350,000      4,992,279
                                     -----------    ----------     ---------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                   (79,545)      176,068         54,963

CASH AND CASH EQUIVALENTS at
 beginning of period                    134,508       280,199            -
                                     ----------     ---------    -----------

CASH AND CASH EQUIVALENTS at
 end of period                       $   54,963     $ 456,267    $    54,963
                                     ==========     =========    ===========



                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1998



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


2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six and three month
periods ended October 31, 1998 and October 31, 1997.   The financial
statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1998. The results of operations for the six month periods ended October 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


3.   Inventories:

     Inventories at October 31, 1998 consist principally of finished goods, which are stated at the lower of cost (first-in, first-out method) or market.


4.   Investment in HDS:

     As of October 31, 1998, the Company holds approximately 31.3% ownership of the common stock of HDS which is accounted for using the equity method.
                            -5-

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1998
                               (Continued)

4.   Investment in HDS:(Cont'd)

     Summarized financial information for HDS, which commencing January 21, 1998, the Company accounts for using the equity method, is as follows:

               Summarized Financial Information:

                                           October 31, 1998
                                           ------------------
               Balance Sheet:
               Current assets              $   509,000
               Property, plant, and
                equipment, net               1,683,000
               Purchased technology            712,000
               Other assets                     53,000
                                          ------------
               Total assets                $ 2,957,000
                                           ===========

               Current liabilities         $   735,000
               Long-term notes payable       1,635,000
               Shareholders' equity            587,000
                                           -----------
               Total liabilities and
                 stockholders' equity      $ 2,957,000
                                           ===========
               Statement of Operations:
               Revenue                     $   329,000
                                           ===========
               Cost of sales               $   358,000
                                           ===========
               Net loss                    $  (561,000)
                                           ============

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At October 31, 1998, borrowings under the revolver approximated $562,000.

    In August 1997, HDS entered into a one year management agreement with the Company subject to automatic renewal each year. The management agreement provides for an annual fee of the greater of $75,000 per annum or ten (10%) percent of the gross sales generated by the Company's sales representatives in consideration for Embryo providing HDS with administrative, marketing and management services. General and administrative services have been reduced by $18,750 and -0- for the six months ended October 31, 1998 and 1997,by -0-for the three months ended October 31, 1998 and 1997, and by $37,500 for the cumulative period from inception (March 3, 1995) through October 31, 1998, respectively, as a result of the agreement. In May 1998, HDS notified the Company that the agreement would not be renewed in August 1998.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1998
                               (Continued)

5.   License Agreements:

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

     The Company did not make the minimum payments required under the License Agreements with respect to six (6) of the devices including the adjustable blood pressure cuff, a multi-function fluid communication control system and stereoscopic fluoroscopy apparatus. The minimum payment obligations with respect to the self-shielding needle were made in accordance with the terms of the original agreement through March 31, 1998. On August 21, 1998, the Company notified the licensor that it was terminating the agreements with respect to these six (6) devices. The remaining unamortized cost of $486,785 for these agreements was charged to operations in the year ended April 30, 1998.

     The minimum payment of $50,000 required under the License Agreement with respect to the self-shielding needle, which was due on September 30, 1998, has not been made as of October 31, 1998 and is included in current liabilities.

6.   Stockholders' Equity:

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

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1998
                                (Continued)

6.   Stockholders' Equity: (Cont'd)

        b.   Loss per share

        Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.


7.   Litigation:

     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages. The Company intends to vigorously defend this action.

8.   Commitments:

     In 1995, the Company entered into a four-year consulting agreement with a licensor of medical devices. The agreement provides for an annual consulting fee of $75,000. On June 22, 1998, notice was given to the licensor to terminate the agreement effective July 22, 1998.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1998
                               (Continued)
9.   Subsequent Events:

     a.  Litigation

     In November 1998, it was announced that Michael Lulkin, a director and Chairman of the Board of Directors of the Company at the time of the Company's initial public offering, had plead guilty to, among other things, conspiracy to commit securities fraud. The charges to which Mr. Lulkin plead were premised on allegations that Mr. Lulkin, Sterling Foster, and others had entered into an undisclosed agreement pursuant to which, upon conclusion of the Company's initial public offering, they would (a) cause Sterling Foster to release Mr. Lulkin and others who owned Embryo stock prior to the offering from certain "lock up" agreements restricting them from selling such stock; and (b) cause Mr. Lulkin and such other persons to sell their Embryo stock to Sterling Foster at prearranged prices to enable Sterling Foster to use such stock to cover certain short positions it had created.

     b.  License Agreement

     On November 26, 1998, the Company received a demand for payment from the licensor for the minimum payment of $50,000 which was due on September 30, 1998 with respect to the self-shielding needle. The Company believes that is has 30 days to remedy this breach in accordance with the License Agreement. The Company is currently in negotiations with the licensor of the self-shielding needle to amend the terms of the original agreement to extend or modify mimimum payment terms.

     c.  Investment in HDS

       On November 20, 1998, the Company sold 100,000 shares of HDS stock for an aggregate of $100,000 which resulted in a decrease of its common investment from 31.3% to 28.8%.

     d.  Suspension of Sales

        The Company recently received notification that an intravenous warmer manufactured and sold by C.F. Electronics had overheated which resulted in the suspension of product sales and use in the U.K. C.F. Electronics manufactures a similar intravenous warmer, the "Hot Sack", for the Company. As a result of the C.F. suspension, sales and use of the Company's Hot Sack products have been suspended in the U.K. The Company has voluntarily suspended worldwide sales of its Hot Sack products and is currently working with the manufacturer to resolve this issue before resuming sales. The Company currently derives the majority of its revenue from the sale of the Hot Sack products.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1998
                               (Continued)


10.  Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $2,355 and $2,053 for the six months ended October 31, 1998 and 1997, $1,178 and $1,207 for the three months ended October 31, 1998 and 1997,and $6,755 for the cumulative period from inception (March 3, 1995) through October 31, 1998, respectively.

     The Company paid income taxes of $-0- and $2,961 for the six months ended October 31, 1998 and 1997, $-0- for the three months ended October 31, 1998 and 1997, and $14,276 for the cumulative period from inception (March 3, 1995) through October 31, 1998, respectively.

     In June, 1998, the Company issued an aggregate of 2,150,000 shares of common stock in exchange for an aggregate of $201,670 in promissory notes as payment for the shares.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company had net working capital of $66,728 at October 31, 1998. Approximately $55,000 of current assets represents cash on hand. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the six months ended October 31, 1998 reflects cash used in operating activities of approximately $366,000. This use of cash is primarily attributable to general and administrative expenses, product development and advertising and marketing expenses. Net cash provided by investing activities approximated $288,000 representing the sale of investments which was used to fund current operations. In addition, the cash and cash equivalents balance decreased by $80,000, which was also used to fund current operations.
       The Company expects to incur additional expenditures over the next 6 to 12 months for product development and to implement its sales and marketing plans. In November, 1998, the Company sold 100,000 of its 1,272,500 common shares of its investment in HDS for an aggregate of $100,000. The Company's management believes that the Company's cash inclusive of the proceeds of this stock sale, the potential sale of additional HDS stock, and a reduction in general and administrative expenses will be sufficient to fund its liquidity needs for the next 12 months. Management believes that there is no assurance that the outstanding amount due from HDS in January, 1999 of $655,000 will be repaid during the next (12) months and it has been classified as a long-term
asset based on the current financial condition of HDS.   As a consequence
thereof, the Company has sought alternative methods of raising additional capital or liquidating assets which includes the sale of additional shares of HDS stock.

     The Company was advised by The Nasdaq Stock Market that it failed to meet the continued listing requirements of The Nasdaq SmallCap Market. The
Company submitted an application for continued listing.    The Company was
advised in July, 1998 that the NASD had denied the Company's submission for continued listing. The Company filed an appeal to that decision. A hearing on continued listing was held on September 17, 1998 whereby the appeal was denied. Effective October 21, 1998, the Company's common stock is now listed on the OTC-Bulletin Board.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Cont'd)
Results of Operations

     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for the C.F. Medical Devices and the start-up of HDS. In March 1998, the Company decided not to make the minimum payment obligations due on six (6) of the medical devices developed by Dr. Lloyd Marks due to capital constraints. Accordingly, the unamortized cost of these licenses of $487,000 was charged to operations in the year ended April 30, 1998. In August 1998, the Company notified Dr. Marks that it was terminating these six (6) license agreements due to financial constraints. The Company has not made the mimimum payment obligation of $50,000 which was due September 30, 1998 in respect to the self-shielding needle, the only remaining license. On November 26, 1998, the Comany received a request for payment from the licensor. The Company believes that it has 30 days to remedy this breach. The Company is currently in negotiations with the licensor of the self-shielding needle to amend the terms of the original agreement to extend or modify mimimum payment terms.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through October 31, 1998 is $1,298,605. This is a result of the sale of the C.F. Medical Devices of approximately $564,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $7,617,575 as of October 31, 1998. The Company expects to continue to incur operating losses until such time it can generate significant revenues from the sale of its products.

Plan of Operation

     The Company intends to continue with the sales and marketing of its emergency medical equipment and plans to aggressively market the Safety
Needle upon approval by the FDA.   The Company recently received notification
that an intravenous warmer manufactured and sold by C.F. Electronics had overheated which resulted in the suspension of product sales and use in the U.K. C.F. Electronics manufactures a similar intravenous warmer, the "Hot Sack", for the Company. As a result of the C.F. suspension, sales and use of the Company's Hot Sack products have been suspended in the U.K. The Company has voluntarily suspended worldwide sales of its Hot Sack products and is currently working with the manufacturer to resolve this issue before resuming sales. On May 26, 1998 the Company completed its 510(k) notification for its Safety Needle (due to regulatory restrictions and
                                  -12-

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Cont'd)
Plan of Operation (Cont'd)

liability issues the Safety Needle is now referred to as the Self-Shielding Needle) and submitted it to the FDA. The notification was prepared with the assistance of ACT Medical, Inc. a medical device consulting and manufacturing firm located in Newton, MA. The Company's primary focus since inception has been the development of the Self-Shielding Needle. The submission of the 510(k) notification was a critical step in the development process. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The Company made design changes to the Safety Needle and performed a new clinical study. A new 510(k) submission was completed on October 16, 1998. On October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application (PMA). The Company is currently evaluating whether to submit a PMA application or to modify the device further and submit a new 510(k) application. Once this is completed, management will begin to develop its long-term strategy regarding the sale and marketing of the product. To further this effort, the Company intends to market the product to both potential distributors and end users such as hospitals and clinics.

     Management believes that the Company's current cash, inclusive of the HDS stock sale totalling approximately $155,000, and the potential sale of additional HDS stock, will be sufficient to fund the Company's operations for the next twelve (12) months with a reduction in operating expenses. Management believes that there is no assurance that the outstanding amount due from HDS in January, 1999 of $655,000 will be repaid during the next (12) months and it has been classified as a long-term asset based on the current financial condition of HDS. As a consequence thereof, the Company has sought alternative methods of raising additional capital which includes the sale of additional shares of HDS stock.

     In an effort to strengthen the Company's position until a meaningful revenue stream and positive cash flow can be achieved, management has undertaken a significant cost reduction program. The program includes payroll reductions, the termination of two consulting contracts, the reduction of rental expense, the reduction of expenses related to the development of the needle as it is substantially complete, and other administrative expenses. These reductions account for more than a $325,000 savings in annual expenses. Additionally, the Company anticipates an additional reduction of approximately $200,000 in cash outlay for professional fees which represents non-recurring legal expenses.
                                  -13-

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Cont'd)
Plan of Operation (Cont'd)

     The Company also has a 31.3% equity interest in its nonconsolidated affiliate HDS, which was reduced to 28.8% in November 1998. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that this investment will have a positive effect on the financial results in the next twelve months.

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

PART II- OTHER INFORMATION
--------------------------

Item 1. - Legal Proceedings
---------------------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages. The Company intends to vigorously defend this action.

     In November 1998, it was announced that Michael Lulkin, a director and Chairman of the Board of Directors of the Company at the time of the Company's initial public offering, had plead guilty to, among other things, conspiracy to commit securities fraud. The charges to which Mr. Lulkin plead were premised on allegations that Mr. Lulkin, Sterling Foster, and others had entered into an undisclosed agreement pursuant to which, upon conclusion of the Company's initial public offering, they would (a) cause Sterling Foster to release Mr. Lulkin and others who owned Embryo stock prior to the offering from certain "lock up" agreements restricting them from selling such stock; and (b) cause Mr. Lulkin and such other persons to sell their Embryo stock to Sterling Foster at prearranged prices to enable Sterling Foster to use such stock to cover certain short positions it had created.


Item 2. - Changes in Securities.
--------------------------------
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
-------------------------------------------
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
--------------------------------------------------------------
   Not applicable.

Item 5. - Other Information.
----------------------------
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
-------------------------------------------
   (A) Exhibits:

       27. Financial data schedule (filed herewith).


     (B) Reports on Form 8-K:

     On October 23, 1998, the Company filed a report on Form 8-K, reporting under Item 5, disclosing that the Company's securities were delisted due to the Company's failure to meet certain continued listing requirements of the Nasdaq SmallCap Market.

                                 Signatures
                                 ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           EMBRYO DEVELOPMENT CORPORATION









                                          By: /s/ Matthew L. Harriton
                                              ------------------------
                                              Matthew L. Harriton
                                              President and Chief
                                              Executive Officer

                                              Chief Financial Officer


Dated: December 18, 1998