Form 10QSB
period 1999-01-31
EMBRYO DEVELOPMENT CORP
filed 1999-03-17
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended January 31, 1999

                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
                       -------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
     ------------                                  -----------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                       565 Fifth Avenue, 11th Floor
                         New York, New York
                      -------------------------------
                  (Address of principal executive offices)

                                   10017
                               ------------
                                 (Zip Code)

                             (212) 808-0607
                       --------------------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X   No
                                                            ---


   Class                            Outstanding at March 12, 1999
----------------                    -----------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
              For the Nine Months Ended January 31, 1999

                           TABLE OF CONTENTS
                           -----------------

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

Notes to financial statements.......................5-10

Management's discussion and analysis
of financial condition and result
of operations......................................11-14

Part II. - Other information.......................15-16

Signatures............................................17


                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                             January 31, 1999
                      -------------------------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                 $    371,813
  Accounts receivable                                             19,563
  Receivable from sale of investee stock                         215,000
  Inventories                                                     56,812
  Prepaid expenses and other current assets                       67,227
                                                            ------------
     Total current assets                                        730,415

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $20,537                                          12,361

LICENSED TECHNOLOGY, net of accumulated
 amortization of $373,095                                        366,905

INVESTMENT IN UNCONSOLIDATED INVESTEE, at cost                    40,841

OTHER ASSETS:
 Due from unconsolidated investee, net of reserve
  of $332,849                                                    332,849
 Cash in escrow                                                   18,000
 Deposits and other assets                                        90,001
                                                            ------------
      Total other assets                                         440,850
                                                            ------------
      Total assets                                          $  1,591,372
                                                            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          101,686
  Royalty payable                                           $     31,000
                                                            ------------
     Total current liabilities                                   132,686
                                                            ------------
ROYALTY PAYABLE                                                  419,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding                          600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,991,267
 Unearned compensation                                          (618,750)
 Deficit accumulated during the development stage             (8,132,461)
 Notes due on common stock purchases                            (201,670)
                                                            -------------
     Total equity                                              1,039,686
                                                            -------------
     Total liabilities and stockholders' equity             $  1,591,372
                                                            ============

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                    -----------------------------------



                         NINE MONTHS ENDED      THREE MONTHS ENDED      Cumulative
                           JANUARY 31,             JANUARY 31,           During
                          1999        1998      1999        1998      Development
                                                                         Stage
                       ---------------------- ----------------------  ------------
                       (Unaudited) (Unaudited)(Unaudited) (Unaudited)  (Unaudited)

REVENUES               $  86,227 $   758,875  $   23,376 $   189,354    $ 1,321,981
                       --------- -----------  ---------- -----------    -----------
COSTS AND EXPENSES:
 Cost of sales            66,640     718,190      18,853     257,808      1,147,263
 General, selling
   and administrative    746,863   1,557,814     268,541     572,922      4,945,819
 Royalties               500,000      52,395     450,000      (5,357)       582,752
 Research and
  development            128,799     130,103       3,220      42,126      1,046,494
 Amortization             79,286     172,500      26,429      57,500        756,311
 Adjustment for
  collectibility
  of amount due from un-
  consolidated investee  332,849         -       332,849          -         332,849
 Equity loss of operations
   of unconsolidated
   investee              298,630    242,921      111,697     242,921        665,374
 Loss on write-off of
  licensed technology         -          -           -            -         486,785
 Gain on sale of stock of
   unconsolidated
   investee            (653,510)         -      (653,510)         -        (653,510)
 Interest income -
   related party        (32,101)         -       (10,664)         -         (43,123)
 Interest and other
  (income)expense       (23,225)     63,212       (9,153)    57,537         392,381
                      ----------    -------    ---------- -----------   -----------
                      1,444,231   2,937,135      538,262  1,225,457       9,659,395
                      ----------  ---------    ---------- -----------    ----------


LOSS BEFORE
 MINORITY INTEREST   (1,358,004) (2,178,260)    (514,886)(1,036,103)     (8,337,414)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY        -         65,881         -           -           204,953
                     ----------- ------------   --------- -----------    -----------


NET LOSS            $(1,358,004)$(2,112,379)   $(514,886)$(1,036,103)   $(8,132,461)
                    ============ ===========   ========== ===========   ============

NET LOSS PER SHARE  $     (.21) $     (.44)    $    (.07)$      (.21)   $     (1.71)
                    =========== ============   ========== ===========   ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING         6,519,819    4,845,000    6,995,000   4,845,000      4,744,832
                    ===========   ==========   ==========  ==========     ==========



                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                      -----------------------------

                                                 NINE MONTHS ENDED   Cumulative
                                                    JANUARY 31,        During
                                                   1999    1998     Development
                                                                       Stage
                                              (Unaudited)(Unaudited) (Unaudited)
                                              ---------------------- -----------
 OPERATING ACTIVITIES:
 Net loss                                   $(1,358,004) $(2,112,379) $(8,132,461)
                                            ------------ ------------ ------------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                 85,648     266,591     1,410,859
   Write-off of licensed technology                 -           -         486,785
   Gain on sale of stock of unconsolidated
    investee                                   (653,510)        -        (653,510)
   Adjustment for collectibility of amount
    due from unconsolidated investee            332,849         -         332,849
   Minority interest in loss of subsidiary          -       (65,881)     (204,953)
   Equity loss in operations of unconsolidated
    investee                                    298,630     242,921       665,374
   Non-cash consideration - other               333,750     404,983     1,477,483
   Non-cash consideration - research
    and development                                 -           -         440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                        14,543    (17,991)      ( 99,260)
      Interest receivable                         2,782     11,728         28,182
      Inventories                                15,039    (73,729)      (101,848)
      Prepaid expenses and other
       current assets                           127,893    (25,996)      ( 77,727)
      Other assets                              (22,009)   (34,921)      (172,225)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses    (171,847)   642,590        791,634
      Royalty payable                           450,000        -          450,000
      Customer deposits                             -      (25,000)           -
                                             ----------- ----------     ---------

 Total adjustments                              813,768  1,325,295      4,773,643
                                             ----------- ----------     ----------
Net cash operating activities - forward        (544,236)  (787,084)    (3,358,818)
                                             ----------- ----------    -----------

INVESTING ACTIVITIES:
 Purchase of short-term investments                -           -         (847,000)
 Proceeds from sale of short-term investments   288,000    559,000        847,000
 Purchase of investments in available-
   for-sale securities                             -           -       (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities                   -       749,438      6,129,521
 Proceeds from sale of stock of
  unconsolidated investee                       495,000        -          495,000
 Net cash paid for asset acquisition               -           -         (200,588)
 Purchase of licensed technology                   -           -         (450,000)
 Purchase of property and equipment              (1,459)  (857,070)    (1,028,266)
 Divestiture of cash of subsidiary                 -       (77,794)       (77,794)
                                            -----------  ----------    -----------
   Net cash investing activities - forward      781,541    373,574     (1,261,648)
                                            -----------  ----------    -----------




                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS


                                                 NINE MONTHS ENDED   Cumulative
                                                    JANUARY 31,        During
                                                   1999    1998      Development
                                                                       Stage
                                             (Unaudited) (Unaudited) (Unaudited)
                                             ----------------------- -----------
Net cash - operating activities - forwarded  $ (544,236) $ (787,084) $ (3,358,818)

Net cash - investing activities - forwarded     781,541     373,574    (1,261,648)


FINANCING ACTIVITIES:
 Proceeds from issuance of debt                     -       350,000       650,000
 Proceeds from issuance of stock                    -           -         120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                     -           -         150,000
 Repayment of loans to unconsolidated investee      -           -         258,821
 Repayment of debt                                  -           -        (550,000)
 Proceeds of stock offering, net of
  deferred costs                                    -           -       4,337,208
 Due from unconsolidated investee                   -           -          26,250
                                           ------------  -----------   ----------
   Net cash financing activities                    -      350,000      4,992,279
                                           ------------  -----------   ----------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                           237,305    (63,510)       371,813

CASH AND CASH EQUIVALENTS at
 beginning of period                            134,508    280,199            -
                                           ------------  -----------    ----------

CASH AND CASH EQUIVALENTS at end of period   $  371,813  $ 216,689    $   371,813
                                             ==========  =========    ===========




                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1999



1.   Organization:

     Embryo Development Corporation (the Company) is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices. Hydrogel Design Systems, Inc.(HDS) was a consolidated subsidiary of the Company until January 21, 1998. On that date, the Company's ownership of HDS dropped to 45.6%, and the investment was accounted for under the equity method. In January, 1999, the Company's share of HDS dropped to 13.5% and is being presented on the cost basis from then onward. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product.


2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three month periods ended January 31, 1999 and January 31, 1998. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1998. The results of operations for the nine month periods ended January 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


3.   Inventories:

     Inventories at January 31, 1999 consist principally of finished goods, which are stated at the lower of cost (first-in, first-out method) or market.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1999
                               (Continued)
4.   Investment in HDS:

     Between November 20, 1998 and January 31, 1999, the Company sold an aggregate of 710,000 shares of the common stock of HDS for $710,000, of which $215,000 was collected in February, 1999. The Company previously held a total investment of 1,272,500 shares of HDS which represented 31.3% common ownership. As a result of this transaction, the Company presently holds 562,500 shares or 13.5% common ownership of HDS. On January 31, 1999, as a result of this transaction, the ownership decreased below 20% and the Company changed the accounting for this investment from the equity method to the cost method.

     Summarized financial information for HDS, which prior to January 21,1998, was consolidated, commencing January 21, 1998 through January 31, 1999, was accounted for using the equity method,and as of January 31, 1999, is being accounted for on the cost method is as follows:

                                      Summarized Financial Information:
                                           January 31, 1999
               Balance Sheet:                (Unaudited)
                                      ---------------------------------

               Current assets              $   351,000
               Property, plant, and
                equipment, net               1,628,000
               Purchased technology            683,000
               Other assets                     45,000
                                           -----------
               Total assets                $ 2,707,000
                                           ===========

               Current liabilities         $   783,000
               Long-term notes payable       1,647,000
               Shareholders' equity            277,000
                                           -----------
               Total liabilities and
                 stockholders' equity      $ 2,707,000
                                           ============
                                        Nine months ended
                                        January 31, 1999
                                       ------------------
               Statement of Operations:
               Revenue                     $   456,000
                                           ===========
               Cost of sales               $   525,000
                                           ===========
               Net loss                    $  (914,000)
                                           ===========

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At January 31, 1999, borrowings under the revolver approximated $573,000.

                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1999
                               (Continued)

4.   Investment in HDS: (Cont'd)

     In August 1997, HDS entered into a one year management agreement with the Company subject to automatic renewal each year. The management agreement provides for an annual fee of the greater of $75,000 per annum or ten (10%) percent of the gross sales generated by the Company's sales representatives in consideration for Embryo providing HDS with administrative, marketing and management services. General and administrative services have been reduced by $18,750 and -0- for the nine months ended January 31, 1999 and 1998,by -0- for the three months ended January 31, 1999 and 1998, and by $37,500 for the cumulative period from inception (March 3, 1995) through January 31, 1999, respectively, as a result of the agreement. In May 1998, HDS notified the Company that the agreement would not be renewed in August 1998.

     On January 31, 1999, all amounts under the revolver became due. The Company requested payment from HDS for an aggregate of $667,000 which represents all monies due inclusive of interest under the revolver and all monies due under the terms of the management agreement. HDS was unable to make the required payment due to its current financial condition. The Company and HDS are presently negotiating extended payment terms. The Company's management has set up a reserve of $333,000 or approximately 50% of the outstanding balance at January 31, 1999, based upon anticipated probable collectibility.

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

     The Company did not make the minimum payments required under the License Agreements with respect to six (6) of the devices including the adjustable blood pressure cuff, a multi-function fluid communication control system and stereoscopic fluoroscopy apparatus. The minimum payment obligations with respect to the self-shielding needle were made in accordance with the terms of the original agreement through March 31, 1998. On August 21, 1998, the Company notified the licensor that it was terminating the agreements with respect to these six (6) devices.
                                   -7-

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1999
                                (Continued)

5.   License Agreements: (Cont'd)

The remaining unamortized cost of $486,785 for these agreements was charged to operations in the year ended April 30, 1998.

     On January 22, 1999, the Company amended the Licensing Agreement dated March 31, 1995 pertaining to the seventh device, for the manufacture and marketing of the self-shielding needle. The amendment eliminates the "Minimum Payment Obligation" as defined in the original agreement. The last such payment which was due on September 30, 1998 in the amount of $50,000 was paid on January 26, 1999 upon execution of the amendment.

     In consideration for eliminating all future and any prior minimum payment obligations on this invention and any other products or inventions currently or previously licensed by the Company from the licensor, the Company agreed to (a) increase the royalty on future sales from 8% to 10%;
(b) pay the licensor a "cap" on minimum royalty payments of $450,000. Such payments shall be payable at the rate of $2,500 per month plus 10% of the proceeds received by the Company from any capital raised which exceeds $600,000, and 10% of annual pre-tax income until the aggregate "cap" payment is made. The aggregate royalty of $450,000 has been charged to operations in the period ended January 31, 1999.

     In addition, if the Licensor terminates the agreement for any reason, the maximum royalty shall be reduced by $125,000 and all information with respect to the invention (the "Know-How") shall be returned to the licensor free and clear of any liens. If the Company terminates the agreement, the licensor may acquire the Know-How for $125,000. If the Company does not obtain the necessary government approval to market the self-sheilding needle within (2) two years, the agreement shall terminate unless the Company pays the licensor an additional $250,000, which will extend the regulatory approval requirement by (2) two additional years.

6.   Stockholders' Equity:
     a.  Issuance of securities

     On June 17, 1998, the Company issued options, to three (3) directors and an employee, to purchase 1,650,000 shares of the Company's common stock at an exercise price equal to the market price on the date of the grant ($.0938) under the Incentive Stock Option Plan. In addition, an aggregate of 500,000 options which were granted to an officer under the terms of a prior employment agreement were amended to have an exercise price of ($.0938), the market price on the date of the amendment. These options were exercised in June 1998 for an aggregate of 2,150,000 shares.
                                   -8-

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1999
                               (Continued)

6.   Stockholders' Equity: (Cont'd)
     a.    Issuance of securities (Cont'd)

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

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 1999
                               (Continued)

8.   Commitments:

     In 1995, the Company entered into a four-year consulting agreement with a licensor of medical devices. The agreement provides for an annual consulting fee of $75,000. On June 22, 1998, notice was given to the licensor to terminate the agreement effective July 22, 1998.


9.   Suspension of Sales:

        The Company recently received notification that an intravenous warmer manufactured and sold by C.F. Electronics had overheated which resulted in the suspension of product sales and use in the U.K. C.F. Electronics manufactures a similar intravenous warmer, the "Hot Sack", for the Company. As a result of the C.F. suspension, sales and use of the Company's Hot Sack products have been suspended in the U.K. The Company has voluntarily suspended worldwide sales of its Hot Sack products and is currently working with the manufacturer to resolve this issue before resuming
sales.   The Company anticipates resuming domestic sales in April, 1999.  The
Company currently derives the majority of its revenue from the sale of the Hot Sack products.

10.  Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $2,355 and $2,395 for the nine months ended January 31, 1999 and 1998, $-0- and $342 for the three months ended January 31, 1999 and 1998,and $6,755 for the cumulative period from inception (March 3, 1995) through January 31, 1999, respectively.

     The Company paid income taxes of $-0- and $7,402 for the nine months ended January 31, 1999 and 1999, $-0-and $4,441 for the three months ended January 31, 1999 and 1998, and $14,276 for the cumulative period from inception (March 3, 1995) through January 31, 1999, respectively.

     In June, 1998, the Company issued an aggregate of 2,150,000 shares of common stock in exchange for an aggregate of $201,670 in promissory notes as payment for the shares.

11.  Subsequent Event - Investment in HDS:

     At January 31, 1999, the Company had a receivable of $215,000 from the sale of a portion of its investment in HDS, which was collected in February 1999.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company had net working capital of $597,729 at January 31, 1999. Approximately $372,000 of current assets represents cash on hand and $215,000 represents receivables from the sale of the Company's investment in HDS which was collected in February, 1999. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the nine months ended January 31, 1999 reflects cash used in operating activities of approximately $544,000. This use of cash is primarily attributable to general and administrative expenses, product development and advertising and marketing expenses. Net cash provided by investing activities approximated $782,000 representing the sale of general investments and the sale of a portion of the Company's investment in HDS which was used to fund current operations. In addition, the cash and cash equivalents balance increased in the nine months ended January 31, 1999 by $237,000, which will be utilized for future operations.

       The Company expects to incur additional expenditures over the next 6 to 12 months for product development and to implement its sales and marketing plans. Between November 20, 1998 and January 31, 1999, the Company sold an aggregate of 710,000 of its 1,272,500 common shares of its investment in HDS for an aggregate of $710,000. The Company's management believes that the Company's cash on hand, the proceeds of the stock sale of which $215,000 was collected in February, 1999, and a reduction in general and administrative expenses will be sufficient to fund its liquidity needs for the next 12 months. Management believes that there is no assurance that the outstanding amount which was due from HDS in January, 1999 of $667,000 will be repaid during the next (12) months and it has been classified as a long-term asset
based on the current financial condition of HDS.   In addition, the Company's
management has set up a reserve of $333,000 or approximately 50% of the outstanding balance at January 31, 1999, based upon anticipated probable collectibility. The Company and HDS are presently negotiating extended payment terms.

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

     On January 22, 1999, the Company amended the Licensing Agreement dated March 31, 1995 pertaining to the seventh device, for the manufacture and marketing of the self-shielding needle. The amendment eliminates the "Minimum Payment Obligation" as defined in the original agreement. The last such payment which was due on September 30, 1998 in the amount of $50,000 was paid on January 26, 1999 upon execution of the amendment.

     In consideration for eliminating all future and any prior minimum payment obligations on this invention and any other products or inventions currently or previously licensed by the Company from the licensor, the Company agreed to (a) increase the royalty on future sales from 8% to 10%;
(b) pay the licensor a "cap" on minimum royalty payments of $450,000. Such payments shall be payable at the rate of $2,500 per month plus 10% of the proceeds received by the Company from any capital raised which exceeds $600,000, and 10% of annual pre-tax income until the aggregate "cap" payment is made. The aggregate royalty of $450,000 has been charged to operations in the period ended January 31, 1999.

     In addition, if the Licensor terminates the agreement for any reason, the maximum royalty shall be reduced by $125,000 and all information with respect to the invention (the "Know-How") shall be returned to the licensor free and clear of any liens. If the Company terminates the agreement, the licensor may acquire the Know-How for $125,000. If the Company does not obtain the necessary government approval to market the self-sheilding needle within (2) two years, the agreement shall terminate unless the Company pays the licensor an additional $250,000, which will extend the regulatory approval requirement by (2) two additional years.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Cont'd)

Results of Operations (Cont'd)

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through January 31, 1999 is $1,321,981. This is a result of the sale of the C.F. Medical Devices of approximately $587,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $8,132,461 as of January 31, 1999. The Company expects to continue to incur operating losses until such time it can generate significant revenues from the sale of its products.

Plan of Operation

     The Company intends to continue with the sales and marketing of its emergency medical equipment and plans to aggressively market the Safety
Needle upon approval by the FDA.   The Company recently received notification
that an intravenous warmer manufactured and sold by C.F. Electronics had overheated which resulted in the suspension of product sales and use in the U.K. C.F. Electronics manufactures a similar intravenous warmer, the "Hot Sack", for the Company. As a result of the C.F. suspension, sales and use of the Company's Hot Sack products have been suspended in the U.K. The Company has voluntarily suspended worldwide sales of its Hot Sack products and is currently working with the manufacturer to resolve this issue before resuming sales. The Company anticipates resuming domestic sales in April, 1999. On May 26, 1998 the Company completed its 510(k) notification for its Safety Needle (due to regulatory restrictions and liability issues the Safety Needle is now referred to as the Self-Shielding Needle) and submitted it to the FDA. The notification was prepared with the assistance of ACT Medical, Inc. a medical device consulting and manufacturing firm located in Newton, MA. The Company's primary focus since inception has been the development of the Self-Shielding Needle. The submission of the 510(k) notification was a critical step in the development process. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The Company made design changes to the Safety Needle and performed a new clinical study. A new 510(k) submission was completed on October 16, 1998. On October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application (PMA). The Company is currently evaluating whether to submit a

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Cont'd)

Plan of Operation (Cont'd)

PMA application or to modify the device further and submit a new 510(k) application. Once this is completed, management will begin to develop its long-term strategy regarding the sale and marketing of the product. To further this effort, the Company intends to market the product to both potential distributors and end users such as hospitals and clinics.

     Management believes that the Company's current cash on hand and the proceeds of the HDS stock sale, of which $215,000 was collected in February, 1999, will be sufficient to fund the Company's operations for the next twelve
(12) months with a reduction in operating expenses. Management believes that there is no assurance that the outstanding amount which was due from HDS in January, 1999 of $667,000 will be repaid during the next (12) months and it has been classified as a long-term asset based on the current financial
condition of HDS.   In addition, the Company's management has set up a
reserve of $333,000 or approximately 50% of the outstanding balance at January 31, 1999, based upon anticipated probable collectibility. The Company and HDS are presently negotiating extended payment terms.

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

     The Company also has retained a 13.5% investment, after the sale of 710,000 shares of stock, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

     However, no assurance can be made with respect to the viability of the Company in the long term. Realization of the revenue potential of the Self-Shielding Needle may require additional capital expenditures and other expenses. Management anticipates that to meet such needs would require raising additional funds from either the debt or equity markets. Alternatively, the Company may need for the long term to consider liquidating some of its assets to meet cash requirements. No assurances can be made as to the success of these capital raising alternatives.
                                  -14-

PART II- OTHER INFORMATION
-----------------------------------
Item 1. - Legal Proceedings
-------------------------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages. The Company intends to vigorously defend this action.

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


Item 2. - Changes in Securities.
--------------------------------
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
------------------------------------------
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
---------------------------------------------------------------
   Not applicable.

Item 5. - Other Information.
----------------------------
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
-------------------------------------------
   (A) Exhibits:

     10.1+ Amendment No. 1 to Licensing Agreement of Safety Needle by and between Dr. Lloyd Marks and the Company dated January 22, 1999.

      27.   Financial data schedule (filed herewith).

     +    Incorporated by reference to the Company's Form 8-K filed on
            February 12, 1999.

     (B) Reports on Form 8-K:

     On January 21, 1999, the Company filed a report on Form 8-K, reporting under Item 2, disclosing that the Company had sold 345,000 shares of the common stock of HDS for $345,000, thereby reducing its common ownership from 31.3% to 22.8%.

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


Dated: March 15, 1999