Form 10KSB40
period 1999-04-30
EMBRYO DEVELOPMENT CORP
filed 1999-08-13
CIK 945439

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                      REPORT ON FORM 10-KSB

     [X]  Annual Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the fiscal year ended April 30, 1999

               Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from ___________________ to ___________________.

Commission File No. 0-27028

                      EMBRYO DEVELOPMENT CORPORATION
                      -------------------------------
      (Exact name of registrant as specified in its charter)

           Delaware                                               13-3832099
           --------                                               ----------
(State of or other jurisdiction                             (IRS Employer
of incorporation or organization)                          Identification No.)

565 Fifth Avenue
New York, New York                                              10017
-------------------                                          ----------
 (Address of Principal                                       (Zip Code)
  Executive Officers)

Registrant's telephone number, including area code:   (212) 808-0607

Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             -----
Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, par value $.0001 per share
          ----------------------------------------
                          (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                                -
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $113,999.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of July 23, 1999, was approximately $318,437.

     Number of shares outstanding of the issuers common stock, as of July 23, 1999, was 6,995,000.

           DOCUMENTS INCORPORATED BY REFERENCE:  None.
                                                 -----

                               PART I
                               ------
Item 1.  BUSINESS.
         ---------
     Embryo Development Corporation, is a development stage Delaware corporation (the "Company" or "Embryo"), which was organized in March 1995 to develop, acquire, manufacture and market various bio-medical devices. The Company currently markets products in two (2) distinct market segments; emergency medical equipment and peritoneal dialysis warming devices. In addition, the Company has licensed a patent for a product which is being developed to be sold in the medical field. The Company has not derived any significant revenues since its inception.

     The Company was a licensee  to seven (7) license agreements (the
"License Agreements") and two (2) royalty sharing agreements (the "Royalty Sharing Agreements") with Dr. Lloyd Marks which provided for the exclusive license of seven medical devices and the sharing of royalties of two (2) medical devices, all of which had been developed by Dr. Marks ("Marks Medical Devices"). The Marks Medical Devices included a self-shielding needle, adjustable blood pressure cuff, a multi-function fluid communication control system and stereoscopic fluoroscopy apparatus. On August 21, 1998 the Company notified Dr. Marks that it was terminating the License agreements with respect to six (6) of the devices as it could not make the minimum payments required under the agreements; these devices included the adjustable blood pressure cuff, a multi-function fluid communication control system and
stereoscopic fluoroscopy apparatus.    The minimum payment obligations with
respect to the self-shielding needle were made in accordance with the terms of the original agreement and that License Agreement was retained and later amended as to the minimum payment obligations on January 22, 1999. See
"Certain Transactions".

     The termination of the above six license agreements follows a determination by management to conserve capital and that the six products licensed could not profitably be developed and commercially marketed by the Company at this time. However, management of the Company believes its relationship with Dr. Marks continues to be good.

     In addition, Dr. Marks has given the Company a right of first refusal on any devices he should develop in the future.

     The Company markets five (5) other medical devices and is the exclusive licensee of one (1) medical device in the areas of emergency medical equipment and peritoneal dialysis warming devices ("C.F. Medical Devices").

Two (2) of the devices, the Hot-Sack IITM and Hot-Sack II+TM, are used in connection with the warming of peritoneal dialysis solution. Four (4) of the devices, Hot-Sack , Res-Q-Air , Therm-O-DrugTM and an electronic stethoscope, are devices used for emergency rescue operations and by other emergency medical technicians. Three of the devices (Hot-Sack , Res-Q-Air and Therm-O -DrugTM ) have received all necessary regulatory approval under the "510(k) review" process of the U.S. Food and Drug Administration (" FDA") and the Company believes that the additional two (2) products (Hot-Sack II and Hot-Sack II+TM) are covered by the FDA's approval of Hot-Sack or would independently qualify for 510(k) approval. The Company has received minimal sales revenues from such product sales.

     The Company also holds a 14.4% minority investment interest, which was originally a 50.4% majority interest, in Hydrogel Design Systems, Inc. ("HDS"), a company engaged in the manufacturing, marketing, selling and distribution of hydrogel materials. Hydrogel is a product used in wound care as well as a component of a variety of medical devices including cardiac defibrillator pads and various types of electrodes. HDS was partially financed through a long-term note and security agreement between HDS and Becton Dickinson Transdermal Systems, a division of Becton Dickinson and Company, a customer of HDS and a manufacturer and distributor of medical devices and diagnostic systems. See "Certain Transactions."



MARKS MEDICAL DEVICE.
---------------------
     The Company has a licensing agreement with Dr. Lloyd Marks which provides for the exclusive license to commercially exploit a medical device that has been developed by Dr. Marks. The device is the subject of an existing United States patent.

     The Licensing Agreement provides that the Company receive the exclusive right to develop, commercialize and sell the medical device. In addition, the Company has two (2) Royalty Sharing Agreements with Dr. Marks for patented medical devices. To date, the Company has focused its resources on the development of this device, the Self-Shielding Needle.

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

     In May 1996, the Company entered into contract with two (2) different firms to commence final design and manufacture of the Self-Shielding Needle. Subsequently, the Company terminated one of the contracts and the other contract has been completed. In January, 1998 the Company entered into a contract with ACT Medical, Inc. a medical device consulting and manufacturing firm located in Newton, MA. to assist in the preparation of its 510(k) notification for its Self-Shielding Needle. On May 26, 1998 the Company completed its 510(k) notification for its Self-Shielding Needle and submitted it to the FDA. On June 22,1998, the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The
Company made design changes to the Self-Shielding Needle and performed a new clinical study. A new 510(k) submission was completed on October 16, 1998. On October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application (PMA).
The Company is currently evaluating whether to submit a PMA application or to modify the device further and submit a new 510(k) application. Once this is completed,management will begin to develop its long-term strategy regarding the sale and marketing of the product. To further this effort, the Company intends to market the product to both potential distributors and end users such as hospitals and clinics as well as explore potential joint venture opportunities. However, the Company, has not, at this time, determined the actual means by which it will implement all such plans.


CF MEDICAL DEVICES
--------------------
Emergency Medical Devices
-------------------------
     The Company owns three (3) medical devices, Hot-Sack , Therm-o-DrugTM and an electronic stethoscope, and is the exclusive licensee of one (1) medical device, Res-Q-AirTM, all of which are used in medical rescue operations by ambulances and other emergency medical technicians. The Company has received minimal revenues from sales of such products. The following is a detailed explanation of these medical devices.

     The Hot-Sack(R) - The Hot-Sack(R) warms two (2), one (1) liter intravenous ("IV") bags in one hour. The Hot-Sack reduces the temperature loss of the IV solution given to patients in extreme weather conditions and is particularly useful in the treatment of patients suffering from hypothermia.

This device has received United States, Patent No. DES352606. The trademark Hot-Sack(R) is a registered trademark as evidenced by United States Trademark
Certificate No. 1742230.  The Hot-Sack   has received approval from the FDA, and
has been marketed since 1993 subject to the general control provisions of the Federal Food, Drug and Cosmetic Act.

     Res-Q-Air(R) - The Res-Q-Air(R) inhaled delivery system is an effective method of core rewarming in cases of hypothermia giving the patient the ability to inhale warm saturated air. This product makes warm saturated air available for any emergency rescue operation. The Res-Q-Air was designed and developed at the University of Victoria, British Columbia. The Company has licensed the exclusive right to manufacture, market and sell the Res-Q-Air in the United States, Canada and Worldwide, pursuant to a license agreement which expires on May 8, 2000. In consideration for such license, the Company has agreed to pay Rescue Products, Inc. a royalty of ten (10%) percent of the factory selling price of all Res-Q-Air 's sold. This device has received United
States Patent No. 5,148,801.  The Res-Q-Air   received approval from the  FDA in
1993 and has been marketed since 1993 subject to the general control provisions of the Federal Food, Drug and Cosmetic Act.

     Therm-O-Drug(TM) - Therm-O-Drug(TM) is a heated drug box which enables medications to be stored at between 65 and 85 degrees even when the temperature outside the box is as low as 10 degrees. The Therm-O- Drug(TM) is powered by either a 115 VAC or through a 12 volt vehicle power with an optional cigarette lighter cable. Therm-O-Drug(TM) received required approval from the FDA under
Section 510(k) in 1993 and has been marketed since 1993. Therefore, the Company may market the device subject to the general control provisions of the Federal Food, Drug and Cosmetic Act.

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

Peritoneal Dialysis Devices
----------------------------
     The Company owns two (2) devices that are used in the warming of peritoneal dialysis solution.

     The Hot-Sack II(TM) - The Hot-Sack II(TM) is a portable and safe method for warming peritoneal dialysis solutions. The Hot-Sack II(TM) warms one (1)
2000 milliliter bag of peritoneal dialysis solution in approximately one and one-half (1 1/2) hours providing even heating with no hot spots and no overheating. The device has an automatic temperature gauge to maintain the solution at approximately body temperature with no operator adjustments. It enables peritoneal dialysis patients to have a convenient way to warm the
dialysis solution.   The Company believes that this device is protected by
the Company's Patent for The Hot-Sack   and may be marketed based upon the FDA
approval of The Hot-Sack subject to the control provisions of the Federal, Food, Drug and Cosmetic Act.

     Hot-Sack II+(TM) - The Hot-Sack II+(TM) is a modified version of the Hot-Sack II(TM) device for the heating of peritoneal dialysis solution. The Hot-Sack II+(TM) was developed in cooperation with a worldwide distributor of health products. The Company believes that this device is protected by
the Company's Patent on the Hot-Sack   and may be marketed based upon the
FDA's approval of Hot-Sack(R) , subject to the general control provisions of the Federal Food, Drug and Cosmetic Act.


Hydrogel Design Systems
-------------------------
     The major focus of HDS, in which the Company has a 14.4% minority investment interest, is the manufacture of hydrogel materials, on an original equipment manufacturer ("OEM") basis, for the manufacture of medical devices, drug delivery products, wound care and cosmetics products. Hydrogel is manufactured by introducing a polymer (solid) into water, creating a feed mix. The feed mix is used to coat a web material (or scrim) and two outer linings are applied creating sheets of hydrogel. These sheets are then introduced to a high energy field, which is accomplished by using an electron beam accelerator. The introduction of a high energy field causes the release of hydrogen atoms which in turn causes carbon molecule covalent bonding. This is commonly referred to as crosslinking. This creates longer chains of the polymer in the gel which increases its molecular integrity, giving the gel unique characteristics which make it useful in a variety of products. By varying the percent of solids in the feed mix, the amount of crosslinking (which is determined by the amount of energy introduced), the type of polymer, scrim and lining used, a wide variety of gels with distinctly different characteristics may be produced.

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

     Hydrogel and other electron beam accelerator processed products are being marketed both through internal contacts with a few world-wide health distributors and through its own internal sales force.

Sales and Marketing
-------------------
     The Company markets its C.F. Medical Devices through independent distributors worldwide. The Company does not have written agreements with these distributors and pays these distributors between 15-30% of the sales price of each device. The Company also markets its products through print and media a dvertising directed at consumers, health care professionals and long-term care facilities and product literature directed at distributors of medical products, and by exhibiting its products at appropriate medical conventions and meetings.

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


Manufacturing
--------------
     The Company's medical devices must be manufactured in compliance with applicable regulatory requirements and at acceptable cost. Many of the Company's competitors rely on third party manufacturers to produce and assemble some or all of the components of their products. The Company's success depends to a material degree upon its ability to contract with third parties to manufacture the Company's proposed products according to the Company's designs and specifications, in accordance with applicable regulations, and at a unit cost to the Company that will permit the Company to market its products at an acceptably competitive purchase price to its customers.

     Management believes, although there can be no assurance, that the Company will be able to maintain sources of manufacturing supply for its products that will satisfy the foregoing requirements.

Competition
------------
     Competition in the medical device industry is intense. There are many companies and academic institutions that are capable of developing products of similar design, and that have developed and are capable of developing products based on other technologies, that are or may be competitive with the Company's medical devices. Many of those companies and academic institutions are well-established, have substantially greater financial and other resources than the Company, and have established reputations for success in the development, sale and service of products. These companies and academic institutions may succeed in developing competing products that are more effective than those of the Company or that receive FDA approval more quickly than the Company's products. The Company's ability to compete will be dependent upon its ability to get products approved by regulatory authorities and introduced to the market, including the arrangement of a distribution network, and to provide products with advanced performance features, none of which can be assured.
In addition, the Company must compete with other existing and new technologies in the allocation of hospitals' capital spending budgets.

Government Regulation
-----------------------
     The majority of the Company's products are subject to regulation by, among other governmental entities, the United States Food and Drug Administration ("FDA") and, to a lesser extent, correspondent state agencies. If a device is subject to FDA regulation, compliance with its requirements usually constitutes compliance with state regulation. In order to ensure that medical products distributed for human use in the United States are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and record-keeping for such products.

     In manufacturing some of its products, the Company must comply with FDA regulations and is subject to various other FDA record-keeping requirements and to inspections by the FDA. The Company believes that the manufacturing and quality control procedures it will follow will meet the requirements of these regulations. The FDA would have the authority, in addition to less drastic remedies, to order the Company to cease production of its products and to request that the Company recall products already sold by the Company. The FDA may conduct periodic inspections of the Company's facilities in order to confirm regulatory compliance by the Company, but has not yet done so. If the FDA believes that its regulations and other guidelines have not been followed, it may seek to implement extensive enforcement powers, which were recently strengthened by the enactment of the Safe Medical Devices Act of 1990. The FDA's powers include the ability to ban products from the market, prohibit the operation of manufacturing facilities and effect recalls of products from customer locations and impose monetary civil penalties.
The Company believes that it is in substantial compliance with applicable FDA regulations.

     Three (3) of the medical devices that the Company acquired from C.F. have been approved by the FDA for commercial sale under a review process known as "510(k) review" and the Company believes that an additional two (2) products (Hot-Sack II(TM) and Hot-Sack II+(TM)) are covered by the FDA's approval of Hot Sack(R) or would qualify independently for 510(k) approval. In the 510(k) review process, a manufacturer is mandated to demonstrate that a proposed product is "substantially equivalent" to another product that was in commercial distribution in the United States before May 26, 1976, in which event the review process can take anywhere from three months to more than one year before FDA grants clearance of the 510(k) pre-market notification. In cases where there is no existing FDA-approved product "substantially equivalent" to the new proposed product, the product is considered a "new" product. The new product requires a Pre-Market Application ("PMA") which is a lengthier and more burdensome process and a process which will require FDA approval prior to the product entering commercial distribution. On May 26, 1998 the Company completed its 510(k) notification for its Self-Shielding Needle and submitted it to the FDA. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The Company made design changes to the Self-Shielding Needle and performed a new clinical study. A new 510(k) submission was completed on October 16, 1998. On October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application (PMA). The Company is currently evaluating whether to submit a PMA application or to modify the device further and submit a new 510(k) application. To date, the Company, has not received the approval of the FDA to market the Marks Medical Device.

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

Health Care Industry
----------------------
     Legislation and regulations at both the federal and state levels may be enacted which may change the methods by which health care providers, including hospitals, physicians and home care dealers, are reimbursed for costs of providing services to Medicare and Medicaid program beneficiaries.
Changes may also be made by third-party payors in coverage policies for various items.

Patents, Proprietary Rights and Trademarks
---------------------------------------------
     The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies on trade secret protection for its confidential and proprietary information.

     The Company has the exclusive license to the Marks Medical Device, the Self -Shielding Needle, which has been issued a United States patent. The Company also owns the patent for the Hot Sack and the exclusive license to the Res-Q-Air, which has been issued a United States patent. There can be no assurance that future pending patent applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented by competitors. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company also holds a registered trademark on Hot-Sack(R) and on SmartMed(TM) which is used on current products and may be used on future products.


Product Liability Insurance
----------------------------
     Companies in the health care market are subject to lawsuits alleging negligence, product liability and other legal theories, many of which involve large claims and significant defense costs. The Company could be subject to claims alleging personal injuries resulting from the use of its products.
The Company has obtained product liability insurance since it has commenced sales of its products. However, there can be no assurance that such policies will be sufficient to cover potential claims or the costs of any resulting litigation or that a policy can be maintained in force at an acceptable cost to the Company. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and results of operations. In addition, claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation. The Company currently has product liability coverage of $1,000,000 and a $10,000,000 umbrella policy.

Employees
------------
     As of July 31, 1999, the Company employed three (3) full time persons, including one (1) in sales marketing and product development, and two (2) in general administration and finance. The Company has never had a work stoppage and its employees are not represented by a labor organization. The Company considers its employee relations to be good.

Item 2.  PROPERTIES.
         -------------
     The Company's corporate headquarters are in New York City. The Company's lease initially was on a month to month basis. In April 1998, the Company along with other co-tenants entered into a fourteen month lease for this office space with an entity controlled by the former Chairman of the Company. The
Company's share of the monthly lease payment was $3,600. The total lease payments of $50,400 were being held in escrow by the landlords attorney. The Company had sublet a portion of this space to an unrelated third party for
$1,700 per month on a month to month basis through February 1999.   On March
1, 1999, the Company vacated these premises.  On February 10, 1999, the
Company entered into a sixteen (16) month lease commencing March 1, 1999, for office space which was personally guaranteed by an officer of the Company. See
"Certain Transactions."   The Company believes that these facilities are
adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.

     In addition, in February 1997, the Company leased a 16,500 square foot facility in Langhorne , PA. The lease is for a term of seven years with an annual rent of $116,000 which increases to $119,000 per annum over the term of the lease. The entire facility was subleased to HDS for the full rental amount through April 30, 1999. On May 1, 1999, the amount of the sublease to HDS was reduced to approximately 82% pro-rata share as the Company began to utilize a portion of the premises.



Item 3.  LEGAL PROCEEDINGS.
         ------------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster
& Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages. The Company intends to vigorously defend this action.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------
     No matters were submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

PART II
--------
Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.
         -----------------------------------------

     The Company's securities commenced trading in the over-the-counter market on the effectiveness of the Company's Initial Public Offering on November 18, 1995 in the form of Common Stock. The Common Stock was regularly quoted and traded on the NASDAQ system through October 1998.

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

     The following table indicates the high and low bid prices for the Company's Common Stock for the period up to June 30, 1999 based upon information supplied by the NASDAQ and OTC-Bulletin Board system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock
------------
                                      Quoted Bid Price
                                      -----------------
                                        High      Low
                                        ----      ---
          1997 Calendar Year
          -------------------
          First Quarter                2 1/2         1/2
          Second Quarter               11/16         1/4
          Third Quarter                11/16        3/16
          Fourth Quarter                 1/2        1/16

          1998 Calendar Year
          -------------------
          First Quarter                5/16         1/8
          Second Quarter               3/16         1/8
          Third Quarter                 1/8        1/16
          Fourth Quarter                1/5        1/32

          1999 Calendar Year
          ------------------
          First Quarter                1/16         .02
          Second Quarter                .08         .03

     On July 23, 1999, the closing price of the Common Stock as reported on the OTC-Bullletin Board was $.0625. On July 23, 1999, there were 678 holders of record of common stock.

  Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
           ------------------------------------------------

Liquidity and Capital Resources

     The Company had net working capital of $331,115 at April 30, 1999. Approximately $361,000 of current assets represents cash on hand. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the year ended April 30, 1999 reflects cash used in operating activities of approximately $764,000. This use of cash is primarily attributable to general and administrative expenses, product development and advertising and marketing expenses. Net cash provided by investing activities approximated $990,000 representing the sale of general investments and the sale of a portion of the Company's investment in HDS which was used to fund current operations. In addition, the cash and cash equivalents balance increased in the year ended April 30, 1999 by $226,000, which will be utilized for future operations.

          The Company expects to incur additional expenditures over the next 6 to 12 months for product development and to implement its sales and marketing plans. Between November 20, 1998 and January 31, 1999, the Company sold an aggregate of 710,000 of its 1,272,500 common shares of its investment in HDS for an aggregate of $710,000. The Company's management believes that the
Company's cash on hand and the possible repayment of a portion of its revolving line of credit from HDS will be sufficient to fund the Company's operations for the next twelve (12) months with a further reduction in general and administrative expenses. Management believes that the outstanding amount due from HDS of approximately $747,000 will be at least partially repaid during the next (12) months although it has been classified as a long-term asset based on the current financial condition of HDS and the two-year extension on the credit line to January, 2001 which was agreed upon in
February, 1999.   In addition, the Company's management has set up a reserve of approximately $373,000 or approximately 50% of the outstanding balance at April 30, 1999, based upon anticipated probable collectibility. In the event that no repayment can be made in the next (12) months, the Company will seek alternative methods of raising additional capital.

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

Results of Operations
----------------------

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

     In consideration for eliminating all future and any prior minimum payment obligations on this invention and any other products or inventions currently or previously licensed by the Company from the licensor, the Company agreed to (a) increase the royalty on future sales from8% to 10%; and (b) pay the licensor a "cap" on minimum royalty payments of $450,000. Such payments shall be payable at the rate of $2,500 per month plus 10% of the proceeds received by the Company from any capital raised which exceeds $600,000, and 10% of annual pre-tax income until the aggregate "cap" payment is made. The aggregate royalty of $450,000 has been charged to operations in the year ended April 30, 1999.

     In addition, if the Licensor terminates the agreement for any reason, the maximum royalty shall be reduced by $125,000 and all information with respect to the invention (the "Know-How") shall be returned to the licensor free and clear of any liens. If the Company terminates the agreement, the licensor may acquire the Know-How for a reduction in the remaining balance due equal to the lesser amount of $125,000 or the remaining balance due. If the Company does not obtain the necessary government approval to market the self-sheilding needle within (2) two years, the agreement shall terminate unless the Company pays the licensor an additional $250,000, which will extend the regulatory approval requirement by (2) two additional years.

     The Company has not derived significant revenues since its inception in March 1995. Thetotal revenue earned from inception through April 30, 1999 is $1,349,753. This is a result of the sale of the C.F. Medical Devices of approximately $615,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $8,473,245 as of April 30, 1999. The Company expects to continue to incur operating losses until such time it can generate significant revenues from the sale of its products.

Plan of Operation
------------------

     The Company intends to continue with the sales and marketing of its emergency medical equipment and plans to aggressively market the Self-Shielding
Needle upon approval by the FDA.    On May 26, 1998 the Company completed its
510(k) notification for its Safety Needle (due to regulatory restrictions and liability issues the Safety Needle is now referred to as the Self-Shielding Needle) and submitted it to the FDA. The notification was prepared with the assistance of ACT Medical, Inc. a medical device consulting and manufacturing firm located in Newton, MA. The Company's primary focus since inception has been the development of the Self-Shielding Needle. The submission of the 510(k) notification was a critical step in the development process. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The Company made design changes to the Safety Needle and performed a new clinical study. A new 510(k) submission was completed on October 16, 1998. On October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application (PMA). The Company is currently evaluating whether to submit a PMA application or to modify the device further and submit a new 510(k) application. Once this is completed, management will begin to develop its long-term strategy regarding the sale and marketing of the product. To further this effort, the Company intends to market the product to both potential distributors and end users such as hospitals and clinics.

     The Company's management believes that the Company's cash on hand and the possible repayment of a portion of its revolving line of credit from HDS will be sufficient to fund the Company's operations for the next twelve (12) months with a further reduction in general and administrative expenses. Management believes that the outstanding amount due from HDS of approximately $747,000 will be at least partially repaid during the next (12) months although it has been classified as a long-term asset based on the current financial condition of HDS and the two-year extension on the credit line to January, 2001 which was agreed upon in February, 1999. In addition, the Company's management has set up a reserve of approximately $373,000 or approximately 50% \ of the outstanding balance at April 30, 1999, based upon anticipated probable collectibility. In the event that no repayment can be made in the next (12) months, the Company will seek alternative methods of raising additional capital.

     In an effort to strengthen the Company's position until a meaningful revenue stream and positive cash flow can be achieved, management has undertaken a further cost reduction program. In addition to payroll reductions, the termination of two consulting contracts, the reduction of rental expense, and the reduction of expenses related to the development of the needle which accounted for more than approximately $250,000 savings in annual expenses, the Company continues to reduce expenses through cash royalty reductions achieved with the amended license agreement, insurance reductions, and reduced professional fees .

     The Company also has retained a 14.4% investment, after the sale of 710,000 shares of stock, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

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

Year 2000
----------
     General Description of the Year 2000 Problem. The year 2000 problem concerns the inability of certain computer systems to appropriately recognize the year 2000 when the last two digits of the year are entered in the date field. Our date critical functions related to the Year 2000 and beyond, may be adversely affected unless these computer systems are or become Year 2000 compliant.

     Our State of Readiness. We are a development stage company and do not use major computer systems in our business. Our computer needs are satisfied through personal computers, all of which are Year 2000 compliant and purchased software, all of which is Year 2000 compliant.

     Effect of Third Party Readiness. Our Year 2000 compliance is partially dependent upon key third parties also being Year 2000 compliant on a timely basis. We could be adversely affected by the Year 2000 problem if computer systems of third parties such as banks, suppliers and others with whom we do business fail to address the Year 2000 problem successfully. For example, we may be adversely affected by the disruption or inaccuracy of data provided to us bynon-Year 2000 compliant third parties, and the failure of our service providers to become Year 2000 compliant.
     Our management believes that the purchasing patterns of customers and prospective customers might be affected by Year 2000 issues. Many companies may need to modify or upgrade their information systems to address the Year 2000 problem. The effects of this issue and of the efforts by other companies to address it are unclear. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures might result in reduced funds available to purchase services and products such as those that we offer.

     Risks. We have no reason to believe that our exposure to the risks or lack of supplier and customer Year 2000 readiness is any greater than the exposure to such risks that affect our competitors generally. However, if a significant number of our key vendors, customers and other business partners experience business disruptions as a result of their lack of Year 2000 readiness, their problems could have a material adverse effect on our financial position and operations. In addition, if all Year 2000 issues within our business are not properly identified there can be no assurance that the Year 2000 issue will not have a material adverse effect on our results of operations or financial position.
     Our cost estimates and time frames will be influenced by our ability to identify Year 2000 problems, the nature of programming required to fix any problems, and the compliance success of third parties. For those reasons, no assurance can be given at this point that our computer system will be Year
2000 compliant in a timely manner or that we will not incur significant additional expenses pursuing Year 2000 compliance.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         ---------------------------------------------
     See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ----------------------------------------------

Changes in Registrant's Certifying Accountant
---------------------------------------------

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

(d) The Registrant has requested that Holtz Rubenstein & Co., LLP furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of Holtz Rubenstein's letter to the SEC, dated May 7, 1998, was filed as Exhibit 16 to the Form 8-K filed on May 8, 1998.

                                   PART III
                                   ---------
Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE
REGISTRANT.
-------------------------------------------------------------------


Directors and Executive Officers

          The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below. All of the directors are elected annually.

           Name               Age                Position Held
     --------------------     ---                --------------

     Matthew L. Harriton      35        President, Chief Executive Officer,
                                        Chief Financial Officer  and Director

     Michael Lulkin           46        Chairman of the Board of Directors
                                        and Secretary

     Andrew Fabrikant         34        Director

     Dr. Daniel Durchslag     54        Director


Background of Executive Officers and Directors

     Matthew L. Harriton has served as the Chief Financial Officer of the Company since January 1996. In April 1997, Mr. Harriton became the Chief Executive Officer and a Director of the Company, and assumed the position of President. Mr. Harriton also serves as President and Chief executive Officer of Hydrogel Design Systems, Inc., in which the Company has a 14.4% minority interest, since October 1996. Prior to joining Embryo Development Corporation, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation from June 1994 until December 1995, Coopers & Lybrand from September 1990 until May 1994, and The First Boston Corporation from June 1986 until May 1988. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

          Michael Lulkin has served as a Chairman of the Board of Directors of
the Company from March 1995 until May 22, 1998(1).   Since May 1995, Mr.
Lulkin has served as the general counsel for PDK Labs, Inc., a manufacturer of over-the-counter pharmaceuticals which trades on The Nasdaq SmallCap Market. Prior to joining PDK Labs, Mr. Lulkin was engaged in the private practice of law as a sole practitioner for over 13 years. Mr.
Lulkin also serves as a director of Decor Group, Inc. Decor is a public company which trades on the OTC Bulletin Board and is in the home decorating industry. He graduated from State University of New York at Buffalo and received his J.D. from Emory University School of Law.

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

       Andrew Fabrikant has served as a member of the Board of Directors from February, 1998 until October 23, 1998. Mr. Fabrikant is currently the President of Fabrikant Fine Diamonds, an estate jewelry business, a position he has held for the past five years. In addition, from May 1988 to May 1998 Mr.
Fabrikant served as the Managing Partner of The International Jewelers Exchange. He is a graduate of Boston University.


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


(1) See "Legal Proceedings" for matters regarding Mr. Lulkin subsequent to May 22, 1998.

Item 10.  EXECUTIVE COMPENSATION
          -----------------------

                       SUMMARY COMPENSATION TABLE
                       --------------------------
                                                                 Long Term Compensation
                                                                 _____________________________
                                       Annual Compensation       Awards        Payouts
                          _________________________________      ______        _________________
   (a)                       (b)  (c)       (d)       (e)          (f)       (g)      (h)    (i)
                                                                    Restricted                All
                                                        Other         Stock           LTIP    Other
                                                        Annual        Awards Options/ Payouts Compensation
Name and Principal Position  Year  Salary($) Bonus($) Compensation($)  ($)   SARs(#)  ($)     ($)
---------------------------  ----  --------- -------- --------------- ------ -------- ------- ------------

Donn Gordon, CEO (2)        1999       0        0           0           ---      0       0      0
                            1998       0        0           0           ---      0       0      0
                            1997     $91,000  $13,650 $6,000(1)         ---    100,000   0      0


Matthew L. Harriton, CEO    1999     $60,000   $6,000       0           ---    750,000   0      0
                            1998     $80,000   $9,000       0           ---    400,000   0      0
                            1997     $90,000        0       0           ---    100,000   0      0
____________________

(1) Represents auto allowance in accordance with March 1995 employment agreement
(2)   Employment of Donn M. Gordon was terminated on March 31, 1997.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------
   (a)                     (b)            (c)                      (d)      (e)
                                      % of Total Options
                Number of Securities  Options/SARs Granted   Exercise or
                Underlying Option/    to Employees in        Base Price     Expiration
Name            SARs Granted (#)      Fiscal Year            (# Share)      Date
--------------------------------------------------------------------------------------
Matthew Harriton   100,000                    6%             .0938 (1)     1/01/01
                   400,000                   24%             .0938 (2)     9/16/01
                   750,000                   46%             .0938         6/17/02

(1)          Options originally granted 1/1/97 at .65 were repriced June 1998 to
            .0938 per share, the current market value.
(2) Options originally granted 9/16/97 at .59 were repriced June 1998 to .0938 per share, the current market value.

                       AGGREGATED OPTION/SARs EXERCISES IN
                           LAST FISCAL YEAR AND FY-END
                                OPTIONS/SAR VALUES
                                ------------------
   (a)                 (b)            (c)                 (d)                (e)
                                                   Number of             Value of
                                                   Securities Underlying Unexercised
                                                   Unexercised Options/  In-the-Money
                                                   SARs at FY-End (#)    Options/SARs at
                Shares Acquired       Value        Exercisable/          FY-End Exercisable
Name            on Exercise (#)       Realized ($) Unexercisable         Unexercisable
-------------------------------------------------------------------------------------------
Donn Gordon             0           $ -0-          200,000/-0-            $-0-/$-0-
Matthew Harriton    1,250,000       $ 117,250(1)         -0-0-            -0-/-0-

(1) See "Certain Transactions" regarding Mr. Harriton.

Employment Agreements
-----------------------

Employment Agreements and Consulting Agreements
-------------------------------------------------

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

     On August 29, 1995, the Company entered into a three (3) year consulting agreement with David Meridor. The consulting agreement provides for Mr. Meridor to render advice to the Company specifically concerning strategic planning involving development of strategic sales and marketing plans in the United States and internationally. The agreement which initially provided for a monthly consulting fee of $5,000, was amended in March 1996 at which time the Company issued 60,000 shares of Common Stock in lieu of the consulting fee. The value of the Common Stock granted ($240,000) was charged to operations ratably over the remaining life of the consulting agreement.

     On January 1, 1997 the Company entered into a two (2) year employment agreement with Matthew L. Harriton which provides for a base salary of $90,000 for the first year and $100,000 for the second year, with provisions for a discretionary bonus. The agreement also provides for the issuance to Mr. Harriton of options to purchase 100,000 shares of the Company's Common Stock at ($.65) per share. In September 1997, the Company amended the January 1, 1997 employment agreement. The agreement, as amended, provides for annual compensation of $60,000 effective January 1, 1998. Mr. Harriton was also granted options to purchase an additional 400,000 shares of the Company's common stock at an exercise price equal to the market price on the date of
the amendment ($0.59) exercisable for a period of four (4) years.   In
June 1998, the options to purchase the aggregate of 500,000 shares of the Company's common stock were repriced to an exercise price equal to the market price in June of 1998 of $.0938. In January 1999, the Company renewed this employment agreement for an additional two years. The agreement provides for annual compensation of $60,000 effective January 1, 1999. Mr. Harriton was also granted rights to purchase 200,000 shares of HDS common stock from the Company at a price of $1.00 per share for a period of two (2) years.

     In September, 1997, the Company entered into a two-year employment agreement with an executive which provides for annual compensation of $30,000 commencing January 1, 1998. The executive was also granted options to purchase 50,000 shares of the Company's common stock at an exercise price equal to the market price on August 1, 1997 ($.25).

Stock Option Plans and Agreements
------------------------------------

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

     As of June, 1999 options to purchase 1,650,000 shares of common stock, and no SARs have been granted and exercised under the Incentive Option Plan and otherwise. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.
         ------------------------------------
     The following table sets forth certain information, as of July 20, 1999 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                        Percentage                      Percentage
                         Shares of      (%) of                          (%) of Total
 Name and Address        Common         Common      Shares of           Combined
of Beneficial Owner      Stock Owned    Stock       Preferred Stock(2)    Vote(2)
-------------------      -----------    ------      ------------------  ------------
M.D. Funding, Inc.(1)        --           --            6,000,000           46.2
5 Old Woods Drive
Harrison, NY 10528


Michael Lulkin(4)(6)         --           --               --
305 Broadway
New York, NY  10007

Lloyd Marks(3)           600,000          7.9              --                4.4
27 Great Springs Road
Bryn Mawr, PA  19010

Daniel Durchslag         250,000          3.6              --                1.9
9400 Brighton Way
Suite 402
Beverly Hills, CA 90210

Matthew L. Harriton   1,250,000          17.9              --                9.6
565 Fifth Avenue
New York, NY  10017

Andrew Fabrikant(7)     250,000           3.6              --                1.9
555 Fifth Avenue
New York, NY 10017

Karen Nazzareno(5)      450,000           6.4              --                3.4
565 Fifth Avenue
New York, NY  10017

All directors
and officers          1,750,000          25.0              --               13.5
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

(6)  Resigned from Board of Directors on May 22, 1998.

(7)  Resigned from Board of Directors on October 23, 1998.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------
     On March 31, 1995 the Company entered into seven (7) License Agreements with Lloyd A. Marks for the exclusive license of seven (7) separate medical devices. The License Agreements provided for the following aggregate payments:

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

     Each of the agreements also provides for minimum payment obligations commencing 2 1/2 years after the date of the agreement. The minimum payment obligations are for each license as follows:



                            Agreement        Minimum Payment
                             Year               Obligation
                           ---------        ----------------

                             9/30/97           $25,000
                             3/31/98           $25,000
                             9/30/98           $50,000
                             3/31/99           $50,000
                             9/30/99          $100,000
                             3/31/00          $100,000
                             3/31/01+         $200,000


     On September 30, 1997, the agreements for six (6) of the devices were amended to extend the date of the first minimum payment obligation to March 31, 1998. In consideration for the extension, the aggregate first minimum payment obligation increased from $150,000 to $165,000.

     The Company did not make the minimum payment obligations required under the License Agreements with respect to six (6) of the devices including the adjustable blood pressure cuff, a multi-function fluid communication control system and stereoscopic fluoroscopy apparatus and on August 21, 1998, the Company notified Dr. Marks that it was terminating the License agreements pertaining to these devices. The minimum payment obligations with respect to the remaining device, the self-shielding needle, were made in accordance with the terms of the original agreement.

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

     In consideration for eliminating all future and any prior minimum payment obligations on this invention and any other products or inventions currently or previously licensed by the Company from the licensor, the Company agreed to
(a) increase the royalty on future sales from 8% to 10%;and (b) pay the licensor a "cap" on minimum royalty payments of $450,000. Such payments shall be payable at the rate of $2,500 per month plus 10% of the proceeds received by the Company from any capital raised which exceeds $600,000, and 10% of annual pre-tax income until the aggregate "cap" payment is made. The aggregate royalty of $450,000 has been charged to operations in the year ended April
30, 1999.

     In addition, if the Licensor terminates the agreement for any reason, the maximum royalty shall be reduced by $125,000 and all information with respect to the invention (the "Know-How") shall be returned to the licensor free and clear of any liens. If the Company terminates the agreement, the licensor may acquire the Know-How for a reduction in the remaining balance due equal to the lesser amount of $125,000 or the remaining balance due. If the Company does not obtain the necessary government approval to market the self-sheilding needle within (2) two years, the agreement shall terminate unless the Company pays the licensor an additional $250,000, which will extend the regulatory approval requirement by (2) two additional years.

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

     In 1995, the Company entered into a month to month lease with Michael Lulkin, former Chairman of the Board of Directors, for the Company's headquarters at $5,000.00 per month. In April 1998, the Company along with other co-tenants entered into a fourteen month lease for this office space with an entity controlled by Michael Lulkin. The Company's portion of the monthly lease payment amounted to $3,600. At April 30, 1998, the total lease payments of $50,400 were held in escrow by the landlords attorney. The Company vacated the premises on March 1, 1999.

     On September 14, 1995, the Company acquired five (5) medical devices and the exclusive licensing rights to one (1) medical device from C.F. Electronics, Inc. (the "C.F. Medical Devices"). Two (2) of the acquired medical devices, the Hot-Sack II(TM) and Hot-Sack II+(TM) are used in connection with the warming of peritoneal dialysis solution. Four (4) of the medical devices, Hot-Sack
(R) , Res-Q-Air(R), Therm-O-Drug(TM) and an electronic stethoscope, are devices used for emergency rescue operations and by other emergency medical technicians. All of the medical devices acquired from C.F. have received all necessary regulatory approvals and are in commercial distribution.

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

As consideration for its interest, the Company paid $150,000 cash, 150,000 shares of its Common Stock and made available to HDS a $500,000 line of credit, which was increased to $850,000 in August 1997. The credit line, which expired on January 31, 1999, was extended to January 31, 2001, in February 1999 due to the financial condition of HDS, with no further cash advances allowed.

     On February 6, 1997 HDS, acquired substantially all of the assets of two
(2) related companies, Novatech, Inc. and Alternative Design Systems R & D Group. In consideration for the payment of $150,000, and the issuance of 150,000 shares of the Company's Common Stock (subject to certain adjustments), the Company acquired certain rights and assets, including proprietary formulas and methodology, necessary to manufacture, market, sell and distribute
Hydrogel and associated products. Hydrogel is a product used in the manufacture of a variety ofmedical devices including, cardiac defibrillator pads and various types of electrodes. HDS has also entered into a contract for the purchase of manufacturing equipment for $600,000 which has been financed through a long-term note and security agreement between HDS and Becton Dickinson, a customer of HDS and a manufacturer and distributor of medical devices and diagnostic systems.

     On January 21, 1998, the Company's equity interest in HDS, which previously represented a 50.04% majority common interest and 92.9% voting interest, was reduced to 45.6% common ownership as a result of the Company surrendering all 15,000,000 shares of voting Preferred Stock in exchange for 21,500 shares of Common Stock. The exchange was done at the request of certain third party investors of a Private Placement by HDS, under which HDS issued approximately
475,000 additional common shares.    In February and April, 1998, the Private
Placement was completed and an additional 1,027,000 shares of HDS stock were issued, thereby reducing the Company's ownership to 33.3% As a result of the Company's reduced ownership in HDS and surrender of the voting Preferred Stock, the assets, liabilities and operations of HDS after January 21, 1998 are not included on a consolidated basis in the financial statements of the Company. In January 1998, as a result of subsequent litigation between HDS and the former owners of the entitities HDS acquired, the terms of the original purchase were modified and the Embryo shares were returned to HDS.

     Between November 20, 1998 and January 31, 1999, the Company sold an aggregate of 710,000 shares of the common stock of HDS for $710,000 reducing its investment to an aggregate of 562,500 shares or 14.4% common ownership of HDS. As a result of this transaction, as of January 31, 1999, this investment is no longer included as an equity investment in the financial statements of the Company, but is reported at cost.

     In February 1997, HDS entered into a seven-year sublease with the Company, which provides for minimum monthly rental payments of $9,625 and expires in 2004. In May, 1999, the minimum rental payment was reduced to $7,892 per month due to a utilization of a portion of the premises by the Company.

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

     The above options were exercised in June, 1998 and an aggregate of 2,150,000 shares of common stock of the Company were issued. Payment to the Company of an aggregate amount of $201,670 was made by delivery by all such persons to the Company of non-recourse promissory notes, which are due in five
(5) years, bear interest at 8% per annum and are secured by the common stock purchased.

     While the exercise of the options resulted in the issuance of 2,150,000 shares of common stock, the Company does not believe there has been a change of control since the Company's Articles of Incorporation provide that the shares of common stock vote together as one class with the shares of the Company's preferred stock. As of July 20, 1999, the holders of the preferred stock held 46.2% of the voting power.

     Although the persons exercising the options may be deemed to operate as a
group, they disclaim they are operating as a group.   While no immediate changes
in the direction of the Company are presently contemplated, depending upon future circumstances, the persons exercising the options may in the future attempt to influence the direction of the Company.

     On February 10, 1999, the Company entered into a sixteen (16) month lease commencing March 1, 1999, for office space which was personally guaranteed by an officer of the Company.

     M.D. Funding, Inc. may be deemed a parent of the Company as a result of its control of the Company voting stock. M.D. Funding, Inc. is a corporation which is wholly owned by Donna Field, the beneficial owner of such shares. M.D. Funding, Inc. is not affiliated with any of the officers or directors of the Company. See "Principal Stockholders."

General
----------
     The Company believes that material affiliated transactions and loans between the Company and its directors, officers, principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

                             PART IV
                             -------

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)(1)  Financial Statements.

     The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules

Report of Independent Certified Public Accountants                    F-1

Balance sheet as of April 30, 1999                                    F-2

Statements of operations for the years ended
  April 30, 1999 and 1998                                             F-3

Statements of stockholders' equity for the years
  ended April 30, 1999 and 1998                                       F-4 - F-6

Statements of cash flows for the years ended
  April 30, 1999 and 1998                                             F-7 - F-8

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

4.02 *              Form of Underwriter's Share Purchase Option.  `

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

10.30++       Management Agreement between Hydrogel Design Systems, Inc.
                   and the Company dated August 31, 1997.

10.31++       Amendment No. 1 to Licensing Agreement by and between Dr.
                  Lloyd Marks and the Company dated September 30, 1997.

10.32++       Loan Agreement and Promissory Note between Hydrogel Design
                  Systems, Inc. And BH Funding, LLC dated October 1, 1997.

10.33++       Amendment #1 to Employment Agreement by Matthew Harriton
                  and the Company dated September 16, 1997.

10.34^^       Stock Option Agreement between the Company and Andrew Frabrikant dated June 17, 1998.

10.35^^       Stock Option Agreement between the Company and Dr. Daniel
                   Durchslag dated June 17, 1998.

10.36^^       Stock Option Agreement between the Company and Matthew Harriton dated June 17, 1998.

10.37^^       Stock Option Agreement between the Company and Karen Nazzareno dated June 17, 1998

10.38^^^      Amendment No. 1 to Licensing Agreement of Safety Needle by and
                   between Dr. Lloyd Marks and the Company dated January 22,
                   1999.

10.39         Employment Agreement by Matthew Harriton and the Company dated
                   January 1, 1999 (filed herewith).

10.40         Amendment #2 to Revolving Credit Agreement between Hydrogel Design
                   Systems, Inc. and the Company dated February 1, 1999 (filed herewith).

16+++          Letter from Holtz Rubenstein & Co., LLP re Change in Certifying
                    Accountant dated May 7, 1998.

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

+    Incorporated by reference to the Company's Form 10KSB  dated April 30,
     1997.

++   Incorporated by reference to the Company's Form 10QSB dated October 31,
     1997.

^    Incorporated by reference to the Company's Form 8-K filed on April 16,
     1998.

+++  Incorporated by reference to the Company's Form 8-K filed on May 8, 1998.

^^   Incorporated by reference to the Company's Form 10KSB dated April 30,
     1998.

^^^ Incorporated by reference to the Company's Form 8-K filed on February 12, 1999.

(B)  Reports on Form 8-K.

     On February 12, 1999, the Company filed a report on Form 8-K, reporting under Item 2, disclosing the terms of the disposition of a portion of its investment in HDS resulting in a change of reporting for the investment from the equity method to the cost method. Proforma financial statements were reported under Item 7giving effect to the reduced ownership and change in accounting
method.    Also reported under Item 5, the Company disclosed that it had amended a license agreement between the Company and Dr. Lloyd Marks regarding the manufacture and marketing of the self-shielding needle.

                            SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
            August 9, 1999

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

Signature                Title                        Date
-------------            --------                     ----

/s/ Matthew L. Harriton
------------------------
                         Chief Executive Officer,      August 9, 1999
Matthew L. Harriton      Chief Financial Officer,
                         Principal Accounting Officer
                         and Director


 /s/ Daniel Durchslag
---------------------
Daniel Durchslag         Director                      August 9, 1999

                 EMBRYO DEVELOPMENT CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)
                      REPORT ON AUDITS OF
                     FINANCIAL STATEMENTS
                 ---------------------------------




Independent auditors' report                                     F-1

Balance sheet                                                    F-2

Statements of operations                                         F-3

Statements of stockholders' equity                               F-4 -F-6

Satements of cash flows                                          F-7 -F-8

Notes to financial statements                                    F-9 - F-24

                  REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Embryo Development Corporation
   New York, New York


            We have audited the accompanying balance sheet of Embryo Development Corporation [a development stage company] as of April 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the two fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Embryo Development Corporation [a development stage company] as of April 30, 1999, and the results of its operations and its cash flows for each of the two fiscal years then ended in conformity with generally accepted accounting principles. We express no opinion on the cumulative period from inception [March 3, 1995] through April 30, 1999 as shown in the cumulative columns on the statements of operations and the statements of cash flows, nor on the statement of stockholders' equity for the period from inception [March 3, 1995] through April 30, 1997.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Embryo Development Corporation is in the development stage and the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has utilized during the two years ended April 30, 1999 approximately $1,926,000 in cash for operations, primarily as a result of net losses totaling approximately $4,943,000 for the two years ended April 30, 1999 and has a cash balance of approximately $361,000 as of April 30, 1999. These uncertainties raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ Moore Stephens, P.C.
                                                   ------------------------

                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey
June 17, 1999

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]

BALANCE SHEET AS OF APRIL 30, 1999.
------------------------------------
Assets:
Current Assets:
  Cash and Cash Equivalents                                       $    360,516
  Accounts Receivable                                                   24,358
  Inventories                                                           32,655
  Prepaid Expenses and Other Current Assets                             25,619
                                                                  ------------
  Total Current Assets                                                 443,148

Property and Equipment - At Cost -
 Net of Accumulated Depreciation of $21,989                             17,559

Licensed Technology - At Cost -
 Net of Accumulated Amortization of $399,524                           340,476

Investment in Unconsolidated Investee - At Cost                         40,841

Other Assets:
  Due from Unconsolidated Investee - Net of Reserve of $373,342        373,342
  Interest Receivable                                                   13,437
  Deposits                                                              94,882
                                                                       -------
  Total Other Assets                                                   481,661
                                                                       -------
  Total Assets                                                  $    1,323,685
                                                                ==============
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                         $       82,033
  Royalty Payable                                                       30,000
                                                                        ------
  Total Current Liabilities                                            112,033
                                                                       -------
Royalty Payable - Long-Term                                            411,500
                                                                       -------
Commitments and Contingencies                                               --
                                                                       -------
Stockholders' Equity:
  Preferred Stock, $.0001 Par Value; Authorized 15,000,000
   Shares; 6,000,000 Issued and Outstanding,
   Liquidation Preference $  600,000                                       600

  Common Stock, $.0001 Par Value, Authorized 30,000,000
   Shares; 6,995,000 Issued and Outstanding                                700

  Additional Paid-in Capital                                         9,991,267

  Unearned Compensation                                              (517,500)

  Deficit Accumulated During the Development Stage                 (8,473,245)

  Notes Receivable                                                   (201,670)
                                                                   -----------
  Total Stockholders' Equity                                           800,152
                                                                   -----------
  Total Liabilities and Stockholders' Equity                   $     1,323,685
                                                               ===============

See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]


STATEMENTS OF OPERATIONS
------------------------------------

                                                                      Cumulative
                                                                    From Inception
                                                  Years ended       March 3, 1995 to
                                                   April 30,          April 30,
                                               1 9 9 9    1 9 9 8      1 9 9 9
                                               -------   ---------   ------------
Revenues                                   $   113,999 $   800,494   $  1,349,753
                                           ----------- -----------   ------------

Costs and Expenses:
  Cost of Sales                                103,802     750,734      1,184,425
  General, Selling and Administrative          960,483   1,947,356      5,159,439
  Royalties                                    500,841      82,752        583,593
  Research and Development                     145,904     199,251      1,063,599
  Amortization                                 105,714     230,000        782,739
  Loss on Write-off of Licensed Technology        --       486,785        486,785
  Interest Income - Related Party              (45,183)    (11,022)       (56,205)
  Interest and Other [Income] Expense           22,764      57,758        438,370
  Equity Loss of Operations of Unconsolidated
   Investee                                    298,630     366,744        665,374
  Adjustment for Collectibility of Amount Due
   from Unconsolidated Investee                373,342         --         373,342
  Gain on Sale of Stock of Unconsolidated
   Investee                                   (653,510)        --        (653,510)
                                             ----------  ----------    -----------

  Total Costs and Expenses                   1,812,787    4,110,358    10,027,951
                                             ----------   ---------    ----------

  Loss Before Minority Interest             (1,698,788)  (3,309,864)   (8,678,198)

Minority Interest in Net Loss of Subsidiary       --         65,881       204,953
                                            -----------  -----------   -----------

  Net Loss                              $   (1,698,788) $(3,243,983) $ (8,473,245)
                                        =============== ============ =============

  Basic Net Loss Per Share              $         (.26) $     (.67)  $      (1.74)
                                        =============== ===========  =============

  Weighted Average Number of Shares of
   Common Stock Outstanding                  6,635,685    4,845,000     4,876,586
                                         =============  ============ ============


See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]


STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------

                                                                      Additional
                                   Common Stock   Preferred Stock      Paid-in
                                   Shares  Amount  Shares  Amount      Capital
                                   ------  ------- ------- ------- -------------
Issuance of Stock for Cash at
 Inception March 3, 1995:
 Common                          2,400,000 $  240    --      $   --     $ 108,936
 Preferred                            --      --   6,000,000    600        10,224
Issuance of Stock for Licensed
 Technology                        325,000     33    --           --      974,967
Issuance of Stock for Research
 and Development                   125,000     12    --           --      374,988
Issuance of Stock in Connection
 with Subscription Agreement       180,000     18    --           --      539,982
Net Loss                             --        --    --           --          --
                                 ---------- ------ ----------- -------  -----------

 Balance - April 30, 1995        3,030,000    303   6,000,000   600     2,009,097
Issuance of Stock in Connection
 with Initial Public Offering    1,150,000    115     --          --    4,337,093
Issuance of Stock in Connection
 with Consulting Agreements        510,000     51     --          --    2,039,949
Compensation Earned in
 Connection with Consulting
 Agreements                         --         --     --          --          --
Net Loss                            --         --     --          --          --
                                ---------- ------- --------  --------  -----------
 Balance - April 30, 1996 -
  Forward                        4,690,000 $  469   6,000,000 $ 600  $  8,386,139

See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]

STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------

                                               Deficit
                                              Accumulated
                                             During the                   Total
                                  Unearned    Development     Notes     Stockholders'
                                Compensation     Stage       Receivable   Equity
                                -----------  ------------    ---------- -------------
Issuance of Stock for Cash at
 Inception March 3, 1995:
 Common                           $   --      $     --        $    --   $   109,176
 Preferred                            --            --             --        10,824
Issuance of Stock for Licensed
 Technology                           --            --             --       975,000
Issuance of Stock for Research
 and Development                      --            --             --       375,000
Issuance of Stock in Connection
 with Subscription Agreement          --            --             --       540,000
Net Loss                              --         (483,310)         --      (483,310)
                                 ---------   -------------   -----------   ---------

 Balance - April 30, 1995             --         (483,310)         --     1,526,690

Issuance of Stock in Connection
 with Initial Public Offering         --            --             --     4,337,208
Issuance of Stock in Connection
 with Consulting Agreements      (2,040,000)        --             --        --
Compensation Earned in
 Connection with Consulting
 Agreements                          97,500         --             --        97,500
Net Loss                              --       (1,139,761)         --    (1,139,761)
                                 -----------  -------------   ---------  ------------

 Balance - April 30, 1996 -
  Forward                       $(1,942,500)  $(1,623,071)  $      --    $4,821,637

See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]

STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------

                                                                      Additional
                                 Common Stock        Preferred Stock     Paid-in
                               Shares    Amount     Shares    Amount      Capital
                               -------   --------   -------   -------    ------------
 Balance - April 30, 1996 -
  Forwarded                    4,690,000  $  469   6,000,000  $  600   $  8,386,139

Issuance of Stock for Services     5,000       1        --        --         17,499
Issuance of Stock in Connection
 with Investment in Subsidiary   150,000      15        --        --         74,985
Compensation Earned in
 Connection with Consulting
 Agreements                         --        --        --        --           --
Issuance of Stock by Subsidiary
 to Minority Holders                --        --        --        --        (37,350)
Amortization of Unearned
 Compensation of Minority
 Holders-Subsidiary                 --        --        --        --          2,502
Net Loss                            --        --        --        --           --
                               ---------  --------  ----------  -------    -----------

 Balance - April 30, 1997      4,845,000     485    6,000,000    600      8,443,775

Compensation Earned in
 Connection with Consulting
 Agreements                        --         --        --         --         --
Issuance of Stock by Investee
 in Connection with
 Private Placement - April 1998    --         --        --         --     1,330,326
Net Loss                           --         --        --         --         --
                               ----------  --------  ----------  -------- -----------

 Balance - April 30, 1998 -
  Forward                      4,845,000   $  485   6,000,000  $  600  $  9,774,101

See Notes to Financial Statements.



EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]

STATEMENT OF STOCKHOLDERS' EQUITY
-----------------------------------

                                               Deficit
                                             Accumulated
                                              During the                  Total
                                   Unearned   Development     Notes     Stockholders'
                                Compensation     Stage       Receivable   Equity
                                ------------ -------------   ---------- -------------

 Balance - April 30, 1996 -
  Forwarded                      $(1,942,500) $(1,623,071)    $   --    $  4,821,637

Issuance of Stock for Services        --           --             --          17,500
Issuance of Stock in Connection
 with Investment in Subsidiary        --           --             --          75,000
Compensation Earned in
 Connection with Consulting
 Agreements                          495,000       --             --         495,000
Issuance of Stock by Subsidiary
 to Minority Holders                  --           --             --         (37,350)
Amortization of Unearned
 Compensation of Minority
 Holders-Subsidiary                   --           --             --           2,502
Net Loss                              --      (1,907,403)         --      (1,907,403)
                                ------------- ------------     --------   -----------

 Balance - April 30, 1997        (1,447,500)  (3,530,474)         --       3,466,886

Compensation Earned in
 Connection with Consulting
 Agreements                         495,000        --             --         495,000
Issuance of Stock by Investee
 in Connection with
 Private Placement - April 1998       --           --             --       1,330,326
Net Loss                              --      (3,243,983)         --      (3,243,983)
                                ------------- -----------      ---------  ------------

 Balance - April 30, 1998 -
  Forward                     $   (952,500)$ (6,774,457)       $  --   $   2,048,229

See Notes to Financial Statements.
                                                 F-5

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]

STATEMENT OF STOCKHOLDERS' EQUITY
-----------------------------------


                                                                      Additional
                                Common Stock       Preferred Stock     Paid-in
                               Shares   Amount     Shares   Amount     Capital
                               ------- --------    ------- --------   -----------
 Balance - April 30, 1998 -
  Forwarded                    4,845,000 $ 485    6,000,000 $ 600    $  9,774,101

Exercise of Options July 1998
 with Notes Receivable         2,150,000   215        --      --          201,455
Compensation Earned in
 Connection with Consulting
 Agreements                        --       --        --      --            --
Amortization of Unearned
 Compensation of Minority
 Holders - Investee                --       --        --      --            3,437
Issuance of Stock by Investee
 in Connection with Exercise
 of Options - January 1999         --       --        --      --            12,274
Net Loss                           --       --        --      --            --
                             ---------- --------  --------- --------   ------------

 Balance - April 30, 1999      6,995,000 $ 700    6,000,000 $ 600    $  9,991,267
                             =========== =======  ========= ======== ==============

See Notes to Financial Statements.






EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]


STATEMENT OF STOCKHOLDERS' EQUITY
-----------------------------------

                                              Deficit
                                            Accumulated
                                            During the                   Total
                              Unearned      Development    Notes       Stockholders'
                            Compensation       Stage     Receivable      Equity
                            ------------   ------------- ----------    --------------

 Balance - April 30, 1998 -
  Forwarded                   $ (952,500)  $ (6,774,457)  $  --      $   2,048,229

Exercise of Options July 1998
 with Notes Receivable              --            --       (201,670)         --
Compensation Earned in
 Connection with Consulting
 Agreements                      435,000          --         --            435,000
Amortization of Unearned
 Compensation of Minority
 Holders - Investee                --             --         --              3,437
Issuance of Stock by Investee
 in Connection with Exercise
 of Options - January 1999         --             --         --             12,274
Net Loss                           --       (1,698,788)      --         (1,698,788)
                             ------------  ------------   ---------    ------------

 Balance - April 30, 1999    $ (517,500)  $ (8,473,245)  $ (201,670)   $   800,152
                            ============  ============== ===========   ============


See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]


STATEMENTS OF CASH FLOWS
--------------------------

                                                                        Cumulative
                                                                      From Inception
                                                      Years ended     March 3, 1995 to
                                                       April 30,         April 30,
                                                 1 9 9 9      1 9 9 8    1 9 9 9
                                              ------------ ------------ -------------
Operating Activities:
  Net Loss                                    $(1,698,788) $(3,243,983)  $(8,473,245)
                                              ------------ ------------ -------------
  Adjustments to Reconcile Net Loss to Net
   Cash [Used for] Operating Activities:
   Depreciation and Amortization                  113,529     326,048      1,438,740
   Write-Off of Licensed Technology                 --        486,785        486,785
   Gain on Sale of Stock of Unconsolidated
     Investee                                    (653,510)       --         (653,510)
   Adjustment for Collectibility of Amount
    Due from Unconsolidated Investee              373,342        --          373,342
   Minority Interest in Loss of Subsidiary          --        (65,881)      (204,953)
   Equity Loss in Operations of Unconsolidated
     Investee                                     298,630     366,744        665,374
   Non-Cash Consideration - Other                 435,000     528,733      1,578,733
   Non-Cash Consideration - Research and
    Development                                     --          --           440,000

  Changes in Assets and Liabilities:
   [Increase] Decrease:
     Accounts Receivable                           9,748       3,795        (104,055)
     Interest Receivable                         (10,655)     43,445          14,745
     Inventories                                  39,196     (95,386)        (77,691)
     Prepaid Expenses and Other Current Assets   169,501     (48,836)        (36,119)
     Other Assets                                (89,876)    (82,321)       (240,092)

   Increase [Decrease]:
    Accounts Payable and Accrued Expenses       (191,500)    643,944         771,981
    Royalty Payable                              441,500        --           441,500
    Customer Deposits                               --       (25,000)        --
                                             ------------ -------------   ------------

   Total Adjustments                             934,905   2,082,070       4,894,780
                                             ------------ -------------   ------------

  Net Cash - Operating Activities - Forward     (763,883) (1,161,913)     (3,578,465)
                                             ------------ -------------   ------------

Investing Activities:
  Proceeds from Sale of Stock of
   Unconsolidated Investee                       710,000       --            710,000
  Purchase of Short-Term Investments                --     (288,000)        (847,000)
  Proceeds from Sale of Short-Term Investments   288,000    559,000          847,000
  Purchase of Investments in Available-for-Sale
   Securities                                       --         --         (6,129,521)
  Proceeds from Sale of Investments in Available-
   for-Sale Securities                              --    1,049,380        6,129,521
  Net Cash Paid for Asset Acquisition               --         --           (200,588)
  Purchase of Licensed Technology                   --         --           (450,000)
  Purchase of Property and Equipment             (8,109)   (861,435)      (1,034,916)
  Divestiture of Cash of Subsidiary                 --      (77,794)         (77,794)
                                              ----------- ------------   -------------

  Net Cash - Investing Activities - Forward $   989,891 $   381,151     $ (1,053,298)

See Notes to Financial Statements.
                                  F-7

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]

STATEMENTS OF CASH FLOWS
-------------------------------

                                                                        Cumulative
                                                                      From Inception
                                                 Years ended         March 3, 1995 to
                                                  April 30,             April 30,
                                              1 9 9 9      1 9 9 8      1 9 9 9
                                              --------    --------   -----------------
  Net Cash - Operating Activities -
   Forwarded                              $  (763,883) $ (1,161,913)   $  (3,578,465)
                                          -----------  -------------   --------------

  Net Cash - Investing Activities -
   Forwarded                                  989,891       381,151       (1,053,298)
                                          ------------ -------------   --------------

Financing Activities:
  Proceeds from Issuance of Debt               --           350,000          650,000
  Proceeds from Issuance of Stock              --              --            120,000
  Proceeds from Issuance of Subsidiary Stock to
   Minority Shareholder                        --              --            150,000
  Repayment of Loans to Unconsolidated
   Investee                                    --           258,821          258,821
  Repayment of Debt                            --              --           (550,000)
  Proceeds of Stock Offering,
   Net of Deferred Costs                       --              --          4,337,208
  Due from Unconsolidated Investee             --            26,250           26,250
                                         ------------- -------------   --------------

  Net Cash - Financing Activities              --           635,071        4,992,279
                                         ------------- -------------   --------------

  Net Increase [Decrease] in Cash and Cash
   Equivalents                               226,008       (145,691)         360,516

Cash and Cash Equivalents -
 Beginning of Periods                        134,508        280,199           --
                                         ------------- -------------    --------------

  Cash and Cash Equivalents -
   End of Periods                         $  360,516   $    134,508     $    360,516
                                         ============= =============    ==============



See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS
------------------------------------------


[1] Organization and Nature of Operations

Embryo Development Corporation [the "Company"] is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices throughout the United States.

In January 1997, the Company acquired a majority interest in Hydrogel Design Systems, Inc. ["HDS"] which was a consolidated subsidiary of the Company until January 21, 1998. On that date, the Company's ownership of HDS dropped to 45.6%, and the investment was accounted for under the equity method. In
January 1999, the Company's share of HDS dropped to 14.4% and is being presented on the cost basis from then onward. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product.

The Company and HDS are in the development stage, as defined in Statement of Financial Accounting Standard No. 7, "Accounting and Reporting for Development Stage Enterprises." To date, the Company has generated minimal sales and devoted its efforts primarily to various organizational activities, including negotiating of license agreements, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995 [See Note 5], and undertaking preliminary activities for the commencement of operations. In February 1997, HDS acquired certain assets and the business of a group of companies engaged in the manufacture anddistribution of hydrogel and after-market apnea monitoring components. HDS has devoted substantialefforts to the establishment of a manufacturing facility for its accelerator beam equipment used in the production of hydrogel, which was completed during the year ended April 30, 1998, and in contacting prospective customers of hydrogel and related accelerator beam products. In September 1995, the Company purchased certain assets and the on-going business of a medical products division of an existing business [See Note 7]. The Company has not generated any significant revenue to date and is presently evaluating the commercial value of the products obtained under its business acquisitions license agreements. There can be no assurance that the Company will be successful in marketing any such products.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $8,473,000 and utilized cash of approximately $764,000 for operating activities for the year ended April 30, 1999. Management recognizes that the Company must generate additional revenue to achieve profitable operations and obtain equity and debt financing. Management's plans to increase revenues and reduce expenses to achieve profitable operations include the development of a marketing strategy of the safety needle, one of its licensed products, which is undergoing final design changes for a 510(K) resubmission to the FDA.

Management believes that the Company's cash balance totaling approximately $361,000 and the possible repayment of a portion of its revolving line of credit from HDS will be sufficient to fund the Company's operations for the next twelve (12) months with a further reduction in operating expenses. Management believes the outstanding amount due from HDS of approximately $747,000 will be at least partially repaid during the next (12) months although it has been classified as a long-term asset based on the current financial condition of HDS and the two year extension to January 2001. In the event that no repayment can be made in the next (12) months, the Company will seek alternative methods of raising additional capital.

In an effort to strengthen the Company's position until a meaningful revenue stream and positive cash flow can be achieved, management has undertaken a significant cost reduction program.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #2
------------------------------------------


[1] Organization and Nature of Operations [Continued]

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

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its subsidiary, Hydrogel Design Systems, Inc. ["HDS"] through January 21, 1998. The assets, liabilities and operations of HDS after January 21, 1998 are not included on a consolidated basis in the financial statements of the Company as a result of a reduction in ownership, voting interest and the lack of management control. This investment was accounted for using the equity method of accounting from January 21, 1998 through January 31, 1999 and accounted for using the cost method subsequent to January 31, 1999.

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

Depreciation expense for the years ended April 30, 1999 and 1998 and the cumulative period from inception [March 3, 1995] through April 30, 1999 amounted to $7,814, $94,632 and $114,371, respectively.

Inventories - Inventories, consisting principally of finished goods, are stated at the lower of cost [first-in, first-out method] or market.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and third party payors and believes that its accounts receivable credit risk exposure is limited. The Company places its cash andcash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of April 30, 1999, the Company had approximately $260,000 with a financial institution subject to credit risk beyond the insured amount. The Company does not require collateral or other security to support financial instruments subject to credit risk.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #3
----------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Income Taxes - Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At April 30, 1999, the Company had no cash equivalents.

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

Advertising - The Company charges to expense advertising costs as incurred. Advertising costs approximated $2,000, $4,000, and $78,000 for the years ended April 30, 1999 and 1998, and the cumulative period from inception [March 3, 1995] through April 30, 1999, respectively.

Impairment - Certain long-term assets [including licensed technology] of the Company are reviewed at least annually as to whether there are indications their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of April 30, 1999, management expects these assets to be fully recoverable.

Earnings Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending
after December 15, 1997.   Accordingly, earnings per share data in
the financial statements for the years ended April 30, 1999 and 1998, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period.

SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding duringthe reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #4
----------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

Earnings Per Share [Continued] - The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Options and warrants disclosed in
Note 13 may dilute earnings per share in the future.

Stock Options and Similar Equity Instruments - On May 1, 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively "Options"] issued to employees and directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

[3] Investment in HDS

In January 1997, the Company entered into a subscription agreement to acquire 1,251,000 shares of HDS common stock and 15,000,000 shares of HDS Series A preferred stock. HDS was formed to effect the asset acquisition described in
Note 7B.  As consideration for its interest, the Company contributed
$150,000 in cash, 150,000 shares of its common stock, and the commitment to make available to HDS a $500,000, 8% revolving line of credit.

At April 30, 1997, the Company's ownership of HDS represented 50.04% of the common stock and 92.9% of total voting shares.

On January 21, 1998, the Company's equity interest in HDS, was reduced to 45.6% common ownership as a result of the Company surrendering all 15,000,000 shares of voting preferred stock in exchange for 21,500 shares of common stock. The exchange was done at the request of certain third party investors of a Private Placement by HDS, under which HDS issued approximately 475,000 additional common shares. In February and April 1998, the Private Placement was fully subscribed, and the Company's ownership decreased to approximately 33.3% of common interest.

As a result of the surrender of the voting preferred stock and the issuance of additional common stock, the Company's ownership in HDS was reduced to below 50% interest and therefore, the assets, liabilities and operations of HDS after January 21, 1998 were not included on a consolidated basis in the financial statements of the Company subsequent to January 21, 1998.

Approximately $287,000 of the loss applicable to minority interest for the period May 1, 1997 through January 21, 1998 was in excess of minority interest in capital, and accordingly has been charged to the Company's operations.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #5
----------------------------------------


[3] Investment in HDS [Continued]

Between November 20, 1998 and January 31, 1999, the Company sold an aggregate of 710,000 shares of the common stock of HDS for $710,000. The Company previously held a total investment of 1,272,500 shares of HDS which represented 33.3% common ownership. As a result of this transaction, the Company held 562,500 shares or 14.4% common ownership of HDS. On January 31, 1999, as a result of this transaction, the ownership decreased below 20% and the Company changed the accounting for this investment from the equity method to the cost method.

Summarized financial information for HDS, which prior to January 21, 1998 was consolidated, commencing January 21, 1998 through January 31, 1999 was accounted for using the equity method, and subsequent to January 31, 1999 is being accounted for on the cost method is as follows:

                                                 April 30,
                                             1 9 9 9    1 9 9 8
                                             --------   ---------
Balance Sheet:
  Current Assets                          $     204,000 $    887,000
  Property, Plant and Equipment - Net         1,575,000    1,771,000
  Purchased Technology                          655,000      769,000
  Other Assets                                   20,000       68,000
                                          ------------- ------------
  Total Assets                            $   2,454,000 $  3,495,000
                                          ============= ============

  Current Liabilities                     $     870,000 $    743,000
  Long-Term Notes Payable                     1,697,000    1,611,000
  Shareholders' quity                          (113,000)   1,141,000

  Total Liabilities and Stockholders'
   Equity                                 $   2,454,000 $  3,495,000
                                          ============= ============
Statement of Operations:
  Revenues                                $     528,000 $    755,000
                                          ============= ============
  Cost of Sales                           $     790,000 $    786,156
                                          ============= ============
  Net Loss                                $  (1,311,000)$ (1,580,000)
                                          ============= =============

Approximately $134,000 of the revenue and $879,000 of the loss relate to the period January 21, 1998 through April 30, 1998 and are accounted for using the equity method.

In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest.
In August 1997, the Company increased the amount of the revolving line of credit to $850,000. At April 30, 1999, borrowings under the revolver approximated $747,000 including accrued interest.

In February 1997, HDS entered into a seven-year sublease with the Company, which provides for minimum monthly rental payments of $9,625 and expires in 2004 [See
Note 6D]. In May 1999, these payments were reduced to $7,892 per month due to utilization of a portion of the premises by the Company.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #6
-----------------------------------------


[3] Investment in HDS [Continued]

In August 1997, HDS entered into a one-year management agreement with the Company subject to automatic renewal each year. The management agreement provided for an annual fee of the greater of $75,000 per annum or ten (10%) percent of the gross sales generated by the Company's sales representatives in consideration for Embryo providing HDS with administrative, marketing and management services. General and administrative expenses have been reduced by $25,000, $18,750 and $43,750 for the years ended April 30, 1999 and 1998 and for the cumulative period from inception [March 3, 1995] through April 30, 1999, respectively. On May 4, 1998, HDS notified the Company that the agreement would not be renewed effective August 1998.

On January 31, 1999, all amounts under the revolver became due. The Company requested payment from HDS for an aggregate of $667,000 which represented all monies due inclusive of interest under the revolver and all monies due under the terms of the management agreement. HDS was unable to make the required payment due to its current financial condition. The original line of credit which expired on January 31, 1999 was extended to January 31, 2001. The terms of the extension prohibit any future cash advances on the credit line and provide for repayment of an amount equal to 50% of any cash flow from operations in excess of $500,000 annually to be paid within 45 days of the fiscal year end of HDS, with any remaining outstanding balance due on January 31, 2001. The Company's management has set up a reserve of approximately $373,000 or approximately 50% of the outstanding balance at April 30, 1999 of approximately $747,000, based upon anticipated probable collectibility.

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

In consideration for eliminating all future and any prior minimum payment obligations on this invention and any other products or inventions currently or previously licensed by the Company from the licensor, the Company agreed to
(a) increase the royalty on future sales from 8% to 10%, and (b) pay the licensor a maximum royalty of $450,000. Such payments shall be payable at the rate of $2,500 per month plus 10% of the proceeds received by the Company from any capital raised which exceeds $600,000, and 10% of annual pre-tax income. The aggregate royalty of $450,000 was charged to operations in the year ended April 30, 1999.
                                F-14

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #7
-----------------------------------------


[4] License Agreements [Continued]

In addition, if the Licensor terminates the agreement for any reason, the maximum royalty shall be reduced by $125,000 and all information with respect to the invention [the "Know-How"] shall be returned to the licensor free and clear of any liens. If the Company terminates the agreement, the licensor may acquire the Know-How for a reduction in the remaining balance due equal to the lesser amount of $125,000 or the remaining balance due. If the Company does not obtain the necessary government approval to market the self-shielding needle withing two (2) years, the agreement shall terminate unless the Company pays the licensor an additional $250,000, which will extend the regulatory approval requirement by two (2) additional years.

In March 1995, the Company also entered into royalty sharing agreements under which it is entitled to 50% of the royalties received by the licensor under license agreements for two medical devices. Consideration under these agreements consisted of the issuance of $20,000 in notes and 50,000 shares of the Company's common stock. The royalty sharing agreements are in effect over the lives of the underlying agreements. In addition, the Company has the right to license the patents for the products in the event the underlying licenses are terminated.

The common stock issued under these agreements were valued at $3 per share.

The medical devices underlying five of these license and royalty sharing agreements were deemed to be in the development stage, and accordingly, the consideration paid ($440,000) was charged to operations [research and development] in the period ended April 30, 1995. The consideration for the remaining four agreements $(1,160,000) was recorded as licensed technology. At April 30, 1998, the unamortized cost of $486,785 for three of these agreements was charged to operations as the minimum royalty payments were not made and the agreements were effectively terminated on August 21, 1998.

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

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #8
-----------------------------------------


[5] Stockholders' Equity [Continued]

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

The Company received promissory notes dated July 1, 1998 to the three (3) directors and an employee in the aggregate of $201,670 for payment of the shares. The notes mature in five (5) years, bear interest at 8%, and are secured by the related securities.

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

In August 1995, the Company entered into a three-year consulting agreement for services related to the development of strategic sales and marketing plans in the United States, and internationally. The agreement, which initially provided for a monthly consulting fee of $5,000, was amended in March 1996, at which time the Company issued 60,000 shares of common stock in lieu of the monthly consulting fee. The value of the common stock granted ($240,000) was charged to operations ratably over the remaining life of the consulting agreement which was thirty-two months.

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

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #9
----------------------------------------


[5] Stockholders' Equity [Continued]

[H] Loss Per Share - Loss per share was computed by dividing net loss by the weighted number of shares outstanding. Potential common shares of 1,130,000 have been excluded as their effect would be anti-dilutive.

[I] Reserved Shares - Common shares reserved at April 30, 1999 are as follows:

Incentive Stock Option Plan                       350,000
Non-Qualified Stock Option Plan                 2,000,000
Class B Warrants                                  180,000
Consultant Warrants                               600,000
Key Employee Options                              250,000
Other                                             100,000
                                                ---------
  Total                                         3,480,000
                                               ==========
[6] Commitments and Contingencies

[A] Litigation - The Company has been named a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster
& Co., Inc. ["Sterling Foster"], which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages. The Company intends to vigorously defend this action.

In November 1998, it was announced that Michael Lulkin, a director and chairman of the Board of Directors of the Company at the time of the Company's initial public offering, had plead guilty to, among other things, conspiracy to commit securities fraud. The charges to which Mr. Lulkin plead were premised on allegations that Mr. Lulkin, Sterling Foster, and other had entered into an undisclosed agreement pursuant to which, upon conclusion of the Company's initial public offering, they would (a) cause Sterling Foster to release Mr. Lulkin and others who owned Embryo stock prior to the offering from certain "lock up" agreements restricting them from selling such stock;
and (b) cause Mr. Lulkin and such other persons to sell their Embroy stock to Sterling Foster at prearranged prices to enable Sterling Foster to use such stock to cover certain short positions it had created.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #10
-------------------------------------------


[6] Commitments and Contingencies [Continued]

[B] Employment Agreements - In January 1999, the Company renewed an employment agreement with an officer. The two-year agreement provides for annual compensation of $60,000 effective January 1, 1999. The officer was also granted rights to purchase 200,000 shares of HDS common stock from the Company at a price of $1.00 per share for a period of two (2) years.

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

[C] Consulting Agreement - In 1995, the Company entered into a four-year consulting agreement with the licensor of the medical devices discussed in
Note 4. The agreement provided for an annual consulting fee of $75,000. In addition, the consultant was issued warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $3 per share. On June 22, 1998, notice was given to the licensor to terminate the agreement effective July
22, 1998.

[D] Operating Leases - On February 14, 1997, the Company entered into a seven-year operating lease for premises to be used for offices and manufacturing. The lease provides for monthly minimum lease payments of $9,625. The lease contains a five-year renewal option and provides that the Company shall pay for insurance, taxes and maintenance. In addition, the lease contains an escalation clause based upon increases in the consumer price index for years four through seven. Effective February 14, 1997, the Company entered into a seven year sub-lease with HDS which provides for minimum monthly rental payments of $9,625 to be received, and expires in 2004. On May 1, 1999, the minimum rental payment on the sub-lease with HDS was reduced to $7,892 due to utilization of a portion of the premises by the Company.

The Company leased office space from a former executive on a month-to-month basis. Rent expense under this lease approximated $-0- and $60,000 during the years ended April 30, 1999 and 1998, respectively.

In April 1998, the Company along with other co-tenants entered into a fourteen month lease for office space with an entity controlled by the former Chairman of Embryo. The Company's portion of the monthly lease payment amounted to $3,600. At April 30, 1998, the total lease payments of $50,400 were held in escrow by the landlords attorney. The Company vacated the premises March 1, 1999 and the total lease payments of $50,400 are included in operations in the year ended April 30, 1999.

On February 10, 1999, the Company entered into a sixteen (16) month lease for office space commencing March 1, 1999. The lease provides for minimum monthly lease payments of $5,085 and is personally guaranteed by an officer of the Company.

Aggregate rent expense approximated $176,071, $204,700 and $523,371 for the years ended April 30, 1999 and 1998, and the cumulative period from inception [March 3, 1995] through April 30, 1999, respectively. Rental income from the sub-lease amounted to approximately $115,500, $28,875, and $144,375 for the years ended April 30, 1999 and 1998, and the cumulative period from inception [March 3, 1995] through April 30, 1999, respectively.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #11
----------------------------------------



[6] Commitments and Contingencies [Continued]

Minimum annual rentals under the leases are as follows:

Year ending                                 Rent    Sub-Lease
April 30,                                  Expense    Income
-------------                              -------  ---------
  2000                                $    176,520  $  94,704
  2001                                     125,670     94,704
  2002                                     115,500     94,704
  2003                                     115,500     94,704
  2004                                      86,625     71,028
  Thereafter                                   --        --
                                     -------------  -----------
  Totals                             $     619,815  $ 449,844
                                     =============  ===========

[E] Product Liability Insurance - The Company has obtained product liability insurance since it has commenced sales of its products. However, there can be no assurance that such policies will be sufficient to cover potential claims or the costs of any resulting litigation or that a policy can be maintained in force at an acceptable cost to the Company. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and results of operations. In addition, claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation.

[7] Business Combinations

[A] In September 1995, the Company entered into an agreement to purchase certain assets and the ongoing business of the Medical Division of C.F. Electronics, Inc. ["CF"]. Under the agreement, the Company acquired the rights to CF's medical products for consideration of $450,000, of which $45,000 was paid upon closing and the balance ($405,000) was paid on December 12, 1995 from the proceeds from the public offering. The Company also purchased CF's finished goods inventory and demonstration equipment.

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

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #12
------------------------------------------

[7] Business Combinations [Continued]

In January 1998, as a result of subsequent litigation between HDS and the former owners, the terms of the original purchase were modified. The Embryo shares were returned to HDS for a cash payment of $450,000 and a long-term promissory note in the amount of $950,000.

[8] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of April 30, 1999 are as follows:

Deferred Tax Assets:
  Net Operating Loss Carryforward            $         1,956,000
  Tax Basis of Intangible Assets in
    Excess of Book Basis                                  58,000
                                                       ---------
  Total                                                2,014,000

Deferred Tax Liability:
  Book Basis of Unearned Compensation in
   Excess of Tax Basis                                   176,000
                                                       ---------
Deferred Tax Asset                                     1,838,000
Valuation Allowance                                    1,838,000
                                                      -----------
  Net Deferred Tax Asset                     $                --
-----------------------------                         ===========

The valuation allowance of $1,838,000 represents an increase of $342,000 over the preceding year. Net operating loss carryforwards of $5,753,000 expire as follows:

2010              $        103,000
2011                       873,000
2012                     3,088,000
2013                     1,144,000
2014                       545,000
                         ----------
  Total           $      5,753,000
                         =========

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the year ended April 30, 1999 and 1998 follows:

                                           1 9 9 9            1 9 9 8

Statutory Federal Income Tax Rate            (34) %            (34) %
Unearned Compensation                         11  %              9  %
Bad Debt Expense                               9  %             --  %
Other                                          1  %              4  %
Change in Valuation Allowance                 13  %             21  %
                                            -------            -------
  Effective Income Tax Rate                   --                --
---------------------------                 =======            =======

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #13
----------------------------------------



[9] Major Customers

Customers accounting for 10% or more of revenue for the years ended April 30, 1999 and 1998 are as follows:
                                                        April 30,
                                                1 9 9 9          1 9 9 8
                                                -------          -------
Customer A                                 $     17,554     $       --
Customer B                                 $     15,089     $       --
Customer C                                 $     15,057     $       --
Customer D                                 $     14,667     $       --
Customer E                                 $     13,446     $       --
Customer F                                 $     12,121     $       --
Customer G                                 $        --      $     245,615
Customer H                                 $        --      $     174,000

[10] Fair Value of Financial Instruments

In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, and cash equivalents, and due from unconsolidated investee it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

[11] Supplementary Information - Statements of Cash Flows

Cash paid during the years for:
                                                                 Cumulative
                                                                    from
                                                                  Inception
                                                                  October 3,
                                                   Years ended     1996 to
                                                    April 30,      April 30,
                                              1 9 9 9    1 9 9 8    1 9 9 9
                                              --------   -------   --------
Interest - Net of Capitalized Interest       $  2,457 $   3,578    $  6,857
                                             =======  =========    ========
Income Taxes                                $    --   $    --      $ 14,276
                                            ========  =========    ========

HDS financed the acquisition of $600,000 of manufacturing equipment with a note payable. Additionally, $12,500 of interest expense was capitalized during the year ended April 30, 1997.

In June 1998, the Company issued an aggregate of 2,150,000 shares of common stock in exchange for an aggregate of $201,670 in promissory notes as payment for the shares.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #14



[12] New Authoritative Pronouncements

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS
No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ["SOP"] 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, and requires that such costs to be expensed as incurred. SOP 98-5 applies to all nongovernmental entities and is generally effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements previously have not been issued. The adoption of SOP 98-5 is not expected to have a material impact on results of operations, financial position, or cash flows of the Company as the Company's current policy is substantially in accordance with SOP 98-5.

The Financial Accounting Standards Board ["FASB"] has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur
after December 15, 1998.   The FASB's tentative interpretations are as follows:

* APB Opinion No. 25 has been applied in practice to include in its definition
of employees, outside   members of the board or directors and independent
contractors.  The FASB's interpretation of APB   Opinion No. 25 will limit
the definition of an employee to individuals who meet the common law definition of an employee [which also is the basis for the distinction
between employees and   nonemployees in the current U.S. tax code]. Outside
members of the board of directors and independent contractors would be excluded from the scope of APB Opinion No. 25 unless they qualify as employees under common law. Accordingly, the cost of issuing stock options to board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and usually recorded as an expense in the period of the grant [the service period could be prospective, however, see EITF 96-18].

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #15
----------------------------------------


[12] New Authoritative Pronouncements [Continued]

* Options [or other equity instruments] of a parent company issued to employees of a subsidiary should be considered options, etc. issued by the employer corporation in the consolidated financial statements, and, accordingly, APB Opinion No. 25 should continue to be applied in such situations. This interpretation would apply to subsidiary companies only; it would not apply to equity method investees or joint ventures.

* If the terms of an option [originally accounted for as a fixed option] are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter [for example, within six months] to the same individual should be considered in substance a modified [variable] option.
* Additional interpretations will address how to measure compensation expense when a new measurement date is required


[13] Stock Options and Warrants

A summary of common stock options and warrants is as follows:
                                                            Weighted Average
                                                    Common   Exercise Price
                                                    Shares    Per Share
                                                    -------  --------------
Options and Warrants Outstanding at March 31, 1995     --      $     --
  Granted                                            780,000       4.62
  Exercised                                            --            --
  Canceled                                             --            --
                                                    --------  -------------
Options and Warrants Outstanding at April 30, 1995   780,000       4.62
  Granted                                            300,000       4.10
  Exercised                                            --           --
  Canceled                                             --           --
                                                    --------  -------------
Options and Warrants Outstanding at April 30, 1996 1,080,000       4.47
  Granted                                            200,000       3.33
  Exercised                                            --           --
  Canceled                                          (100,000)      6.75
                                                   ----------  ------------
Options and Warrants Outstanding at April 30, 1997 1,180,000       4.09
  Granted                                            450,000        .55
  Exercised                                            --           --
  Canceled                                             --           --
                                                   ----------  -------------
Options and Warrants Outstanding at April 30, 1998 1,630,000       3.11
  Granted                                          1,650,000       .0938
  Exercised                                       (2,150,000)      .0938
  Canceled                                             --            --
                                                  -----------  -------------
Options and Warrants Outstanding at April 30, 1999 1,130,000  $     4.22
------------------------------------------------- ==========  ==============

At April 30, 1999, all options and warrants were exercisable.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #16
-----------------------------------------

[13] Stock Options and Warrants [Continued]

The following table summarizes information about common stock options and warrants outstanding at April 30, 1999:

                                 Options and Warrants Outstanding
                           --------------------------------------------------
                               Number        Weighted Average
                           Outstanding at      Remaining     Weighted Average
                           April 30, 1999   Contractual Life   Exercise Price
                           -------------    ---------------  ----------------
$.25-$.56                     150,000         1.44 Years              $.46
$3.00                         600,000          .67 Years              3.00
$5.00-$6.00                   200,000         1.29 Years              5.50
$10.00                        180,000          .58 Years             10.00
                             --------                               --------
Totals                      1,130,000         1.15 Years             $4.22
                            =========                               =======
The exercise price of the options and warrants outstanding at April 30, 1999 range between $.25 and $10.00.

No compensation expense was recorded for the years ended April 30, 1999 and 1998.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, the net loss and loss per share for the years ended April 30, 1999 and cumulative from inception March 3, 1995 to April 30, 1999 would have been as follows:

                                                                 Cumulative
                                                              from Inception
                                                              March 3, 1995 to
                                          April 30,              April 30,
                                   1 9 9 9       1 9 9 8           1 9 9 9
                             --------------    -------------   ---------------
Net Loss:
  As Reported                $  (1,698,788)    $ (3,243,983)     $ (8,473,245)
  Pro Forma                  $  (1,698,788)    $ (3,433,814)     $ (8,714,605)

Net Loss Per Share:
  As Reported                $       (.26)     $       (.67)     $      (1.74)
  Pro Forma                  $       (.26)     $       (.71)     $      (1.79)

At the grant dates, the weighted average fair value of the above options were $.09 and $.53 during 1999 and 1998, respectively. Generally, stock options and warrants are exercisable upon granting and expire four years from the date of grant.

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

                        Risk-Free                      Expected    Expected
                      Interest Rate   Expected Life   Volatility   Dividends
                      -------------   -------------   -----------  ---------

1999                      --               --              --          N/A
1998                     6.04%           4 Years          123.22%      N/A

                  .   .   .   .   .   .   .   .   .