Form 10QSB
period 1999-07-31
EMBRYO DEVELOPMENT CORP
filed 1999-09-20
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended July 31, 1999

                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
                       -------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
       -----------                                 -----------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                              565 Fifth Avenue
                             New York, New York
                             -------------------
                  (Address of principal executive offices)

                                   10017
                                ----------
                                 (Zip Code)

                             (212) 808-0607
                           -----------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X   No
                                                            ---


   Class                            Outstanding at September 10, 1999
----------------                    ---------------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
               For the Three Months Ended July 31, 1999

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


Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows.............................3-4

Notes to financial statements........................5-7

Management's discussion and analysis
of financial condition and result
of operations.......................................8-12

Part II. - Other information.......................13-14

Signatures............................................15



                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                              July 31, 1999
                      ---------------------------------
ASSETS
--------------
CURRENT ASSETS:
  Cash and cash equivalents                                 $    219,890
  Accounts receivable                                             13,458
  Inventories                                                     22,620
  Prepaid expenses and other current assets                       25,788
                                                            ------------
     Total current assets                                        281,756

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $23,448                                          16,764

LICENSED TECHNOLOGY, net of accumulated
 amortization of $425,952                                        314,048

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                   40,841
OTHER ASSETS:
 Due from unconsolidated investee -
   net of reserve of $397,613                                    397,613
 Interest receivable                                              17,504
 Deposits                                                         94,881
                                                             -----------
      Total other assets                                         509,998
                                                             -----------
      Total assets                                          $  1,163,407
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $     83,907
  Royalty payable                                                 30,000
                                                            ------------
     Total current liabilities                                   113,907
                                                            ------------
Royalty payable - long-term                                      404,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                               600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,991,267
 Unearned compensation                                          (416,250)
 Deficit accumulated during the development stage             (8,729,147)
 Notes receivable                                               (201,670)
                                                             -------------
     Total stockholders' equity                                  645,500
                                                             -------------
     Total liabilities and stockholders' equity             $  1,163,407
                                                            ==============


                          EMBRYO DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                          ------------------------------



                                 THREE MONTHS ENDED          Cumulative
                                     JULY 31,                   During
                                 1999       1998            Development
                                                                Stage
                               -----------------------      ------------

                               (Unaudited) (Unaudited)       (Unaudited)


REVENUES                       $   28,281   $  25,714       $ 1,378,034
                               ----------   ----------      -----------
COSTS AND EXPENSES:
  Cost of sales                    20,706      20,141         1,205,131
  General, selling
    and administrative            205,834     233,746         5,365,273
      Royalties                       -           -             583,593
      Research and development     25,617      71,662         1,089,216
  Amortization                     26,429      26,429           809,168
  Equity loss of operations
    of unconsolidated investee        -        97,524           665,374
  Loss on write-off of licensed
    technology                        -           -             486,785
  Interest income- related party  (14,407)    (10,765)          (70,612)
  Interest and other
   (income)expense                 (4,267)     (4,885)          434,103
  Adjustment for
   collectibility of amount
   due from unconsolidated
   investee                        24,271         -             397,613
  Gain on sale of stock of
   unconsolidated investee            -           -            (653,510)
                               ----------  ------------      -----------
                                  284,183     433,852        10,312,134
                               ----------  ------------      -----------
LOSS BEFORE
MINORITY INTEREST              $ (255,902)  $(408,138)      $(8,934,100)
MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY                  -            -             204,953
                               -----------  -----------      -----------
NET LOSS                       $ (255,902) $ (408,138)      $(8,729,147)
                               =========== ============     ============
BASIC NET LOSS PER SHARE       $     (.04) $     (.07)      $     (1.75)
                               =========== ============     ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING                     6,995,000  5,569,457         4,997,488
                                ==========  =========         ==========



                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                     --------------------------------

                                               THREE MONTHS ENDED    Cumulative
                                                  JULY 31,             During
                                                 1999    1998        Development
                                                                       Stage
                                            (Unaudited) (Unaudited)  (Unaudited)
                                            ----------- -----------  -----------
 OPERATING ACTIVITIES:
 Net loss                                   $ (255,902) $ (408,138)  $(8,729,147)
                                            ----------- -----------  ------------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                27,887      28,577     1,466,627
   Write-off of licensed technology                 -           -        486,785
   Gain on sale of stock of unconsolidated
    investee                                        -           -       (653,510)
   Adjustment for collectibility of amount
    due from unconsolidated investee            24,270          -        397,612
   Minority interest in loss of subsidiary          -           -       (204,953)
   Equity loss in operations of unconsolidated
    investee                                        -       97,524       665,374
   Non-cash consideration - other              101,250     123,750     1,679,983
   Non-cash consideration - research
    and development                                 -           -        440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                       10,900      17,137       (93,155)
      Interest receivable                       (4,067)        615        10,678
      Inventories                               10,035      19,406       (67,656)
      Prepaid expenses and other
       current assets                             (169)     11,486      ( 36,288)
      Other assets                             (48,540)    (14,885)     (288,632)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses      1,874     (94,473)      773,855
      Royalty payable                           (7,500)         -        434,000
      Customer deposits                             -           -            -
                                              ----------  -----------  ---------
 Total adjustments                             115,940     189,137     5,010,720
                                              ----------  -----------  ---------
Net cash operating activities - forward       (139,962)   (219,001)   (3,718,427)
                                              ----------  ----------- -----------
INVESTING ACTIVITIES:
 Proceeds from sale of stock of
  unconsolidated investee                          -           -         710,000
 Purchase of short-term investments                -           -        (847,000)
 Proceeds from sale of short-term investments      -       192,000       847,000
 Purchase of investments in available-
   for-sale securities                             -           -      (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities                   -           -       6,129,521
 Net cash paid for asset acquisition               -           -        (200,588)
 Purchase of licensed technology                   -           -        (450,000)
 Purchase of property and equipment             ( 664)      (1,190)   (1,035,580)
 Divestiture of cash of subsidiary                 -           -         (77,794)
                                             -----------  ----------- -----------
   Net cash investing activities - forward      ( 664)     190,810    (1,053,962)
                                             -----------  ----------- -----------


                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                     -------------------------------

                                                THREE MONTHS ENDED   Cumulative
                                                     JULY 31,         During
                                                   1999    1998      Development
                                                                        Stage
                                             (Unaudited) (Unaudited) (Unaudited)
                                             ----------- ----------- -----------

Net cash - operating activities - forwarded $ (139,962) $ (219,001) $ (3,718,427)

Net cash - investing activities - forwarded       (664)    190,810    (1,053,962)


FINANCING ACTIVITIES:
 Proceeds from issuance of debt                     -           -        650,000
 Proceeds from issuance of stock                    -           -        120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                     -           -        150,000
 Repayment of loans to unconsolidated investee      -           -        258,821
 Repayment of debt                                  -           -       (550,000)
 Proceeds of stock offering, net of
  deferred costs                                    -           -      4,337,208
 Due from unconsolidated investee                   -           -         26,250
                                             ----------- ------------  ----------
   Net cash financing activities                    -           -      4,992,279
                                             ----------- ------------  ----------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                         (140,626)    ( 28,191)     219,890

CASH AND CASH EQUIVALENTS at
 beginning of period                           360,516      134,508          -
                                             ----------- -----------  ----------
CASH AND CASH EQUIVALENTS at end of period   $ 219,890   $  106,317  $   219,890
                                             ==========  =========== ===========



                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JULY 31, 1999

1.   Organization and Basis of Consolidation:

     Embryo Development Corporation (the Company) is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices. The historical financial statements included the accounts of the Company and its subsidiary, Hydrogel Design Systems, Inc.(HDS) through January 21, 1998. The assets, liabilites and operations of HDS after January 21, 1998 are not included in the financial statements of the Company as a result of a reduction in ownership and voting interest. This investment was being accounted for using the equity method of accounting subsequent to January 21, 1998 through January 31, 1999. In January 1999, the Company's share of HDS dropped below 20% and is being presented on the cost basis from then onward. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product.


2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods
ended July 31, 1999 and July 31, 1998.   The financial statements should be
read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1999. The results of operations for the three month periods ended July 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


3.   Inventories:

     Inventories at July 31, 1999 consist principally of finished goods, which are stated at the lower of cost (first-in, first-out method) or market.


4.   Investment in HDS:

     As of July 31, 1999, the Company holds approximately 13.6% ownership of the common stock of HDS which is accounted for using the cost method.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JULY 31, 1999
                              (Continued)

4.   Investment in HDS:(Cont'd)

     Summarized financial information for HDS, which commencing January 21, 1998, the Company accounted for using the equity method,and subsequent to January 31, 1999, the Company accounts for using the cost method, is no longer presented due to the reduction in the investment, which is currently reported at cost.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At July 31, 1999, borrowings under the revolver approximated $795,000. The Company's management has set up a reserve of approximately $398,000 or approximately 50% of the outstanding balance at July 31, 1999, based upon anticipated probably collectibility.


5.   Stockholders' Equity:

     a.  Loss per share

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

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JULY 31, 1999
                               (Continued)

6.   Litigation:(Cont'd)

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


7.   Subsequent Event - Litigation:

     In August 1999, an agreement of principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, execution of the definitive documentation and approval by the court. There can be no assurance that the settlement will be concluded.


8.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $866, $1,177 and $7,723 for the three months ended July 31, 1999 and 1998, and the cumulative period from inception (March 3, 1995) through July 31, 1999, respectively.

     The Company paid income taxes of $-0-, $-0- and $14,276 for the three months ended July 31, 1999 and 1998 and the cumulative period from inception (March 3, 1995) through July 31, 1999, respectively.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company had net working capital of $167,849 at July 31, 1999. Approximately $220,000 of current assets represents cash on hand. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the three months ended July 31, 1999 reflects cash used in operating activities of approximately $140,000. This use of cash is primarily attributable to general and administrative expenses, product development and advertising and marketing expenses. The cash and cash equivalents balance decreased in the three months ended July 31, 1999 by $140,000, which was the cash used to fund current operations.

     In August 1999, an agreement of principle was entered into providing for settlement of a consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, execution of the definitive documentation and approval by the court. There can be no assurance that the settlement will be concluded.

     The Company expects to incur additional expenditures over the next 6 to 12 months for product development and to implement its sales and marketing plans. The Company's management believes that the Company's cash on hand and the potential repayment of a portion of its revolving line of credit from HDS, if made, will be sufficient to fund the Company's operations for the next twelve (12) months. Management believes that the outstanding amount due from HDS of approximately $795,000 will be at least partially repaid during the next (12) months although it has been classified as a long-term asset based on the current financial condition of HDS and the two-year extension on the credit line to January, 2001 which was agreed upon in February, 1999.
In addition, the Company's management has set up a reserve of approximately $398,000 or approximately 50% of the outstanding balance at July 31, 1999, based upon anticipated probable collectibility. In the event that no repayment can be made in the next (12) months, the Company will seek alternative methods of raising additional capital.

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


Results of Operations (Cont'd)

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through July 31, 1999 is $1,378,034. This is a result of the sale of the C.F. Medical Devices of approximately $643,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $8,729,147 as of July 31, 1999. The Company is attempting to reduce operating losses through reductions in operating expenses until such time it can generate significant revenues from the sale of its products.

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

Plan of Operation Cont'd)

     The Company's management believes that the Company's cash on hand and the potential repayment of a portion of its revolving line of credit from HDS, if made, will be sufficient to fund the Company's operations for the
next twelve (12) months.   Management believes that the outstanding amount
due from HDS of approximately $795,000 will be at least partially repaid during the next (12) months although it has been classified as a long-term asset based on the current financial condition of HDS and the two-year extension on the credit line to January, 2001 which was agreed upon in February, 1999. In addition, the Company's management has set up a reserve of approximately $398,000 or approximately 50% of the outstanding balance at July 31, 1999, based upon anticipated probable collectibility. In the event that no repayment can be made in the next (12) months, the Company will seek alternative methods of raising additional capital.

     In an effort to strengthen the Company's position until a meaningful revenue stream and positive cash flow can be achieved, management continues to further reduce costs. In addition to payroll reductions, the termination of two consulting contracts, the reduction of rental expense, and the reduction of expenses related to the development of the needle which accounted for more than approximately $250,000 savings in annual expenses in the prior year, the Company continues to reduce expenses through cash royalty reductions achieved with the amended license agreement, insurance reductions, and reduced professional fees .

     The Company also has retained a 13.6% investment, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

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

Year 2000
-----------
     General Description of the Year 2000 Problem. The year 2000 problem concerns the inability of certain computer systems to appropriately recognize the year 2000 when the last two digits of the year are entered in the date field. Our date critical functions related to the Year 2000 and beyond, may be adversely affected unless these computer systems are or become Year 2000 compliant.
     Our State of Readiness. We are a development stage company and do not use major computer systems in our business. Our computer needs are satisfied through personal computers, all of which are Year 2000 compliant and purchased software, all of which is Year 2000 compliant.
     Effect of Third Party Readiness. Our Year 2000 compliance is partially dependent upon key third parties also being Year 2000 compliant on a timely basis. We could be adversely affected by the Year 2000 problem if computer systems of third parties such as banks, suppliers and others with whom we do business fail to address the Year 2000 problem successfully. For example, we may be adversely affected by the disruption or inaccuracy of data provided to us by non-Year 2000 compliant third parties, and the failure of our service providers to become Year 2000 compliant.
     Our management believes that the purchasing patterns of customers and prospective customers might be affected by Year 2000 issues. Many companies may need to modify or upgrade their information systems to address the Year 2000 problem. The effects of this issue and of the efforts by other companies to address it are unclear. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures might result in reduced funds available to purchase services and products such as those that we offer.

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

PART II- OTHER INFORMATION
----------------------------
Item 1. - Legal Proceedings
----------------------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages. The Company intends to vigorously defend this action.

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

     In August 1999, an agreement of principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, execution of the definitive documentation and approval by the court. There can be no assurance that the settlement will be concluded.

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

       None.

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


Dated: September 20, 1999