Form 10QSB
period 1999-10-31
EMBRYO DEVELOPMENT CORP
filed 1999-12-20
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended October 31, 1999

                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
                  ------------------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
-----------------------                      -------------------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                             565 Fifth Avenue
                            New York, New York
                       --------------------------
                  (Address of principal executive offices)

                                   10017
                               ------------
                                 (Zip Code)

                             (212) 808-0607
                             --------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X   No
                                                             ----



   Class                            Outstanding at December 10, 1999
--------------                      ---------------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
               For the Six Months Ended October 31, 1999

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

Notes to financial statements........................5-7

Management's discussion and analysis
of financial condition and result
of operations.......................................8-12

Part II. - Other information.......................13-14

Signatures............................................15





                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                            October 31, 1999
                          --------------------
ASSETS
-----------------
CURRENT ASSETS:
  Cash and cash equivalents                                 $     62,532
  Accounts receivable                                              7,535
  Inventories                                                     19,170
  Prepaid expenses and other current assets                       21,372
                                                             -----------
     Total current assets                                        110,609

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $24,926                                          15,287

LICENSED TECHNOLOGY, net of accumulated
 amortization of $452,381                                        287,619

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                   40,841
OTHER ASSETS:
 Due from unconsolidated investee -
   net of reserve of $427,356                                    427,355
 Interest receivable                                              21,570
 Deposits                                                         95,881
                                                              ----------
      Total other assets                                         544,806
                                                              ----------
      Total assets                                          $    999,162
                                                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $     71,379
  Royalty payable                                                 30,000
                                                              ----------
     Total current liabilities                                   101,379
                                                              ----------

Royalty payable - long-term                                      396,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                               600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,991,267
 Unearned compensation                                          (315,000)
 Deficit accumulated during the development stage             (8,974,614)
 Notes receivable                                               (201,670)
                                                              -----------
     Total stockholders' equity                                  501,283
                                                              -----------
     Total liabilities and stockholders' equity             $    999,162
                                                              ===========

                                    -1-


                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                      -------------------------------


                                 SIX MONTHS ENDED      THREE MONTHS ENDED  Cumulative
                                    OCTOBER 31,            OCTOBER 31,        During
                                 1999        1998      1999        1998    Development
                                                                               Stage
                               ---------------------- --------------------- -----------
                               (Unaudited) (Unaudited)(Unaudited)(Unaudited)(Unaudited)

REVENUES                      $  39,189 $    62,851  $   10,908 $    37,137  $ 1,388,942
                              --------- -----------  ---------  -----------  -----------
COSTS AND EXPENSES:
 Cost of sales                   28,944      47,787       8,238      27,646    1,213,369
 General, selling
   and administrative           412,897     478,322     207,063     244,576    5,572,336
 Royalties                           -       50,000         -        50,000      583,593
 Research and development        26,428     125,579         811      53,917    1,090,027
 Amortization                    52,857      52,857      26,428      26,428      835,596
 Equity loss of operations
   of unconsolidated investee        -      186,933         -        89,409      665,374
 Loss on write-off of licensed
   technology                        -           -          -            -       486,785
 Interest income - related party(29,715)    (21,437)    (15,308)    (10,672)     (85,920)
 Interest and other
  (income)expense                (4,867)    (14,072)     (  600)     (9,187)     433,503
Adjustment for
 collectibility of amount
 due from unconsolidated
 investee                        54,014          -       29,743          -       427,356
Gain on sale of stock of
 unconsolidated investee             -           -          -            -      (653,510)
                              ----------- ----------  ----------   ---------- ----------
                                540,558     905,969     256,375     472,117   10,568,509
                              ----------- ----------  ----------   ---------- ----------

LOSS BEFORE
 MINORITY INTEREST             (501,369) (  843,118)   (245,467)   (434,980)  (9,179,567)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY                  -           -          -            -       204,953
                             ----------- -----------  ----------  ----------- -----------


NET LOSS                     $ (501,369)$(  843,118)  $(245,467) $ (434,980) $(8,974,614)
                             ========== ============  ========== =========== ============

BASIC NET LOSS PER SHARE     $     (.07) $     (.13)  $    (.04) $     (.06) $     (1.76)
                             =========== ===========  ========== =========== ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING                   6,995,000  6,282,228    6,995,000  6,995,000    5,105,335
                              ==========  ==========   =========  =========    =========






                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                     -------------------------------

                                                 SIX MONTHS ENDED    Cumulative
                                                    OCTOBER 31,       During
                                                   1999    1998      Development
                                                                        Stage
                                               (Unaudited)(Unaudited) (Unaudited)
                                               ---------- ---------- -------------
 OPERATING ACTIVITIES:
 Net loss                                      $ (501,369)$ (843,118) $(8,974,614)
                                               ---------- ----------- ------------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                   55,793     57,155    1,494,533
   Write-off of licensed technology                    -          -       486,785
   Gain on sale of stock of unconsolidated
    investee                                           -          -      (653,510)
   Adjustment for collectibility of amount
    due from unconsolidated investee               54,014         -       427,356
   Minority interest in loss of subsidiary             -          -      (204,953)
   Equity loss in operations of unconsolidated
    investee                                           -     186,933      665,374
   Non-cash consideration - other                 202,500    232,500    1,781,233
   Non-cash consideration - research
    and development                                    -          -       440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                          16,823    (4,077)      (87,232)
      Interest receivable                          (8,133)    2,782         6,612
      Inventories                                  13,485    13,447       (64,206)
      Prepaid expenses and other
       current assets                               4,247    16,699      ( 31,872)
      Other assets                               (109,026)  (18,386)     (349,118)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses       (10,654)  (10,290)      761,327
      Royalty payable                             (15,000)       -        426,500
      Customer deposits                                -         -             -
                                                ---------- ----------   ----------
 Total adjustments                                204,049   476,763     5,098,829
                                                ---------- ----------   ----------
Net cash operating activities - forward          (297,320) (366,355)   (3,875,785)
                                                ---------- ----------- -----------

INVESTING ACTIVITIES:
 Proceeds from sale of stock of
  unconsolidated investee                              -        -         710,000
 Purchase of short-term investments                    -        -        (847,000)
 Proceeds from sale of short-term investments          -   288,000        847,000
 Purchase of investments in available-
   for-sale securities                                 -        -      (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities                       -        -       6,129,521
 Net cash paid for asset acquisition                   -        -        (200,588)
 Purchase of licensed technology                       -        -        (450,000)
 Purchase of property and equipment                 ( 664)  (1,190)    (1,035,580)
 Divestiture of cash of subsidiary                     -        -         (77,794)
                                                  -------- --------   -----------
   Net cash investing activities - forward          ( 664) 286,810     (1,053,962)
                                                  -------- --------   ------------



                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                     -------------------------------


                                                 SIX MONTHS ENDED    Cumulative
                                                   OCTOBER 31,         During
                                                 1999       1998    Development
                                                                       Stage
                                             (Unaudited) (Unaudited) (Unaudited)
                                             ----------- ----------- -----------

Net cash - operating activities - forwarded  $ (297,320)$ (366,355)  $ (3,875,785)

Net cash - investing activities - forwarded        (664)   286,810     (1,053,962)


FINANCING ACTIVITIES:
 Proceeds from issuance of debt                      -         -          650,000
 Proceeds from issuance of stock                     -         -          120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                      -         -          150,000
 Repayment of loans to unconsolidated investee       -         -          258,821
 Repayment of debt                                   -         -         (550,000)
 Proceeds of stock offering, net of
  deferred costs                                     -         -        4,337,208
 Due from unconsolidated investee                    -         -           26,250
                                            ----------- ------------  ------------
   Net cash financing activities                     -         -        4,992,279
                                            ----------- ------------  ------------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                          (297,984)  ( 79,545)        62,532

CASH AND CASH EQUIVALENTS at
 beginning of period                            360,516    134,508             -
                                            ----------- -----------    -----------

CASH AND CASH EQUIVALENTS at end of period   $   62,532 $   54,963     $   62,532
                                             ========== ==========     ===========



                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1999

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


2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six and three month
periods ended October 31, 1999 and October 31, 1998.   The financial
statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1999. The results of operations for the six month periods ended October 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


3.   Inventories:

     Inventories at October 31, 1999 consist principally of finished goods, which are stated at the lower of cost (first-in, first-out method) or market.


4.   Investment in HDS:

     As of October 31, 1999, the Company holds approximately 13.6% ownership of the common stock of HDS which is accounted for using the cost method.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1999
                               (Continued)

4.   Investment in HDS:(Cont'd)

     Summarized financial information for HDS, which commencing January 21, 1998, the Company accounted for using the equity method,and subsequent to January 31, 1999, the Company accounts for using the cost method, is no longer presented due to the reduction in the investment, which is currently reported at cost.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At October 31, 1999, borrowings under the revolver approximated $769,000 and unpaid interest approximated $86,000 totalling an aggregate of $855,000 due to the Company. The Company's management has set up a reserve of approximately $427,000 or approximately 50% of the outstanding balance at October 31, 1999, based upon anticipated probably collectibility.


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

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    SIX MONTHS ENDED OCTOBER 31, 1999
                               (Continued)

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


7.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $1,733 and $2,355 for the six months ended October 31, 1999 and 1998, $866 and $1,178 for the three months ended October 31, 1999 and 1998, and $8,590 for the cumulative period from inception (March 3, 1995) through October 31, 1999, respectively.

     The Company paid income taxes of $-0- and $-0- for the six months ended October 31, 1999 and 1998, $-0- and $-0- for the three months ended October 31, 1999 and 1998, and $14,276 for the cumulative period from inception (March 3, 1995) through October 31, 1999, respectively.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company had net working capital of $9,230 at October 31, 1999. Approximately $63,000 of current assets represents cash on hand. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the six months ended October 31, 1999 reflects cash used in operating activities of approximately $297,000. This use of cash is primarily attributable to general and administrative expenses and product development expenses. The cash and cash equivalents balance decreased in the six months ended October 31, 1999 by $298,000, which was the cash used to fund current operations.

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

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to continue its product development. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS of approximately $855,000 will be at least partially repaid during the next (6) months although it has been classified as a long-term asset based on the current financial condition of HDS and the two-year extension on the credit line to January, 2001 which was agreed upon
in February, 1999.   In addition, the Company's management has set up a
reserve of approximately $427,000 or approximately 50% of the outstanding balance at October 31, 1999, based upon anticipated probable collectibility. In the event that no repayment can be made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company will not be able to collect its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company.
                                   -8-

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

Results of Operations (Cont'd)
     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through October 31, 1999 is $1,388,942. This is a result of the sale of the C.F. Medical Devices of approximately $654,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $8,974,614 as of October 31, 1999. The Company is attempting to reduce operating losses through reductions in operating expenses until such time it can generate significant revenues from the sale of its products.

Plan of Operation

     In October, 1999, the Company ceased sales on a portion of its emergency medical equipment line due to the relatively low level of sales, capital constraints, and a price increase by the manufacturer. The Company is presently evaluating the marketability of these products and will make a decision in the next few months as to this line of products as to whether to resume sales or possibly market the rights to these products. In addition, the Company has temporarily halted plans to complete the development of the Self-Shielding Needle due to capital constraints. The Company intends to continue with the development as additional working capital becomes available through collection of its investee receivable or possible liquidation of assets. On May 26, 1998 the Company completed its 510(k) notification for its Safety Needle (due to regulatory restrictions and liability issues the Safety Needle is now referred to as the Self-Shielding Needle) and submitted it to the FDA. The notification was prepared with the assistance of ACT Medical, Inc. a medical device consulting and manufacturing firm located in Newton, MA. The Company's primary focus since inception has been the development of the Self-Shielding Needle. The submission of the 510(k) notification was a critical step in the development process. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The Company made design changes to the Safety Needle and performed a new clinical study. A new 510(k) submission was completed on October 16, 1998. On October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application (PMA). The Company is currently evaluating whether to submit a PMA application or to modify the device further and submit a new 510(k) application. Once this is completed, management will begin to develop its long-term strategy regarding the sale and marketing of the product.
                                  -10-

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Cont'd)

Plan of Operation Cont'd)

     The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve
(12) months. However, management continues to believe that the outstanding amount due from HDS of approximately $855,000 will be at least partially repaid during the next (6) months although it has been classified as a long-term asset based on the current financial condition of HDS and the two-year extension on the credit line to January, 2001 which was agreed upon in
February, 1999.   In addition, the Company's management has set up a reserve of approximately $427,000 or approximately 50% of the outstanding balance at October 31, 1999, based upon anticipated probable collectibility. In the event that no repayment can be made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company will not be able to collect its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company.

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

     However, no assurance can be made with respect to the viability of the Company in the long term. Realization of the revenue potential of the Self-Shielding Needle may require additional capital expenditures and other expenses. Management anticipates that to meet such needs would require raising additional funds from either the debt or equity markets. Alternatively, the Company may need to consider liquidating some of its assets to meet cash requirements. No assurances can be made as to the success of these working capital raising alternatives.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Cont'd)

Year 2000
     General Description of the Year 2000 Problem. The year 2000 problem concerns the inability of certain computer systems to appropriately recognize the year 2000 when the last two digits of the year are entered in the date field. Our date critical functions related to the Year 2000 and beyond, may be adversely affected unless these computer systems are or become Year 2000 compliant.
     Our State of Readiness. We are a development stage company and do not use major computer systems in our business. Our computer needs are satisfied through personal computers, all of which are Year 2000 compliant and purchased software, all of which is Year 2000 compliant.
     Effect of Third Party Readiness. Our Year 2000 compliance is partially dependent upon key third parties also being Year 2000 compliant on a timely basis. We could be adversely affected by the Year 2000 problem if computer systems of third parties such as banks, suppliers and others with whom we do business fail to address the Year 2000 problem successfully. For example, we may be adversely affected by the disruption or inaccuracy of data provided to us by non-Year 2000 compliant third parties, and the failure of our service providers to become Year 2000 compliant.
     Our management believes that the purchasing patterns of customers and prospective customers might be affected by Year 2000 issues. Many companies may need to modify or upgrade their information systems to address the Year 2000 problem. The effects of this issue and of the efforts by other companies to address it are unclear. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures might result in reduced funds available to purchase services and products such as those that we offer.

     Risks. We have no reason to believe that our exposure to the risks or lack of supplier and customer Year 2000 readiness is any greater than the exposure to such risks that affect our competitors generally. However, if a significant number of our key vendors, customers and other business partners experience business disruptions as a result of their lack of Year 2000 readiness, their problems could have a material adverse effect on our financial position and operations. In addition, if all Year 2000 issues within our business are not properly identified there can be no assurance that the Year 2000 issue will not have a material adverse effect on our results of operations or financial position.
     Our cost estimates and time frames will be influenced by our ability to identify Year 2000 problems, the nature of programming required to fix any problems, and the compliance success of third parties. For those reasons, no assurance can be given at this point that our computer system will be Year 2000 compliant in a timely manner or that we will not incur significant additional expenses pursuing Year 2000 compliance.
                                  -12-

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings
---------------------------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages. The Company intends to vigorously defend this action.

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

Item 2. - Changes in Securities.
--------------------------------
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
-------------------------------------------
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
--------------------------------------------------------------
   Not applicable.

Item 5. - Other Information.
----------------------------
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
--------------------------------------------
   (A) Exhibits:

       27. Financial data schedule (filed herewith).

   (B) Reports on Form 8-K:

       None.

                                 Signatures
                              ----------------
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






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


Dated: December 17, 1999