Form 10QSB
period 2000-01-31
EMBRYO DEVELOPMENT CORP
filed 2000-03-16
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended January 31, 2000

                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
                -------------------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
---------------------                           ---------------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                             565 Fifth Avenue
                            New York, New York
                       --------------------------
                  (Address of principal executive offices)

                                   10017
                                 ---------
                                 (Zip Code)

                             (212) 808-0607
                             ---------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X   No
                                                            ---


   Class                            Outstanding at March 13, 2000
-----------------                   -----------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
              For the Nine Months Ended January 31, 2000

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

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows.............................3-4

Notes to financial statements........................5-8

Management's discussion and analysis
of financial condition and result
of operations.......................................9-13

Part II. - Other information.......................14-15

Signatures............................................16




                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                            January 31, 2000
                            ----------------
ASSETS
----------------------
CURRENT ASSETS:
  Cash and cash equivalents                                 $      7,747
  Accounts receivable                                              3,395
  Inventories                                                     17,842
  Prepaid expenses and other current assets                       15,523
                                                             -----------
     Total current assets                                         44,507

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $25,740                                          14,473

LICENSED TECHNOLOGY, net of accumulated
 amortization of $478,809 and reserve of $100,000                161,191

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                   40,841
OTHER ASSETS:
 Due from unconsolidated investee -
   net of reserve of $430,523                                    430,522
 Interest receivable                                              25,637
 Deposits                                                         95,881
                                                             -----------
      Total other assets                                         552,040
                                                             -----------
      Total assets                                          $    813,052
                                                            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $     81,561
  Royalty payable                                                 30,000
                                                            ------------
     Total current liabilities                                   111,561
                                                            ------------
Royalty payable - long-term                                      389,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                               600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,991,267
 Unearned compensation                                          (213,750)
 Deficit accumulated during the development stage             (9,264,656)
 Notes receivable                                               (201,670)
                                                              -----------
     Total stockholders' equity                                  312,491
                                                              -----------
     Total liabilities and stockholders' equity             $    813,052
                                                            =============

                                    -1-

                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                      -------------------------------



                          NINE MONTHS ENDED      THREE MONTHS ENDED     Cumulative
                              JANUARY 31,             JANUARY 31,         During
                          2000        1999         2000        1999      Development
                                                                            Stage
                       ----------------------  -----------------------  ------------
                       (Unaudited) (Unaudited) (Unaudited) (Unaudited)  (Unaudited)

REVENUES                 $  40,784 $    86,227 $    1,595 $    23,376    $ 1,390,537
                         --------  ----------- ---------- -----------    -----------

COSTS AND EXPENSES:
 Cost of sales             30,472      66,640       1,528      18,853      1,214,897
 General, selling
   and administrative     590,489     746,863     177,592     268,541      5,749,928
 Royalties                     -      500,000          -      450,000        583,593
 Research and development  26,428     128,799          -        3,220      1,090,027
 Amortization              79,286      79,286      26,429      26,429        862,025
 Equity loss of operations
  of unconsolidated investe    -      298,630         -       111,697        665,374
 Loss on write-off and reserve
  adjustment for
  licensed technology     100,000          -      100,000          -         586,785
 Interest income
   - related party        (45,481)    (32,101)    (15,766)    (10,664)      (101,686)
 Interest and other
  (income)expense          (6,180)    (23,225)     (1,313)     (9,153)       432,190
Adjustment for collectibility
 of amount due from
 unconsolidated investee   57,181     332,849       3,167     332,849        430,523
Gain on sale of stock of
 unconsolidated investee       -     (653,510)         -     (653,510)      (653,510)
                         --------   -----------  ---------   ---------    -----------
                          832,195   1,444,231     291,637     538,262     10,860,146
                         --------   -----------  ---------   ---------    -----------

LOSS BEFORE
 MINORITY INTEREST      (791,411)  (1,358,004)   (290,042)   (514,886)    (9,469,609)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY           -            -           -           -         204,953
                        ---------  ------------  ----------  ----------   ------------


NET LOSS              $ (791,411) $(1,358,004)  $(290,042)$  (514,886)   $(9,264,656)
                      =========== ============  ========== ===========   =============
NET LOSS
 PER SHARE            $     (.11) $     (.21)   $    (.04)  $    (.07)         (1.78)
                      =========== ===========   ==========  ===========  =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OF
 COMMON STOCK
 OUTSTANDING           6,995,000   6,519,819     6,995,000   6,995,000     5,201,715
                       =========   =========     =========   =========     ==========



                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                               NINE MONTHS ENDED   Cumulative
                                                   JANUARY 31,       During
                                                   2000    1999   Development
                                                                     Stage
                                            (Unaudited) (Unaudited) (Unaudited)
                                            ----------- ----------- -----------
 OPERATING ACTIVITIES:
 Net loss                                  $ (791,411)$(1,358,004)  $(9,264,656)
                                           ---------- ------------  ------------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization               83,035      85,648     1,521,775
   Write-off and reserve adjustment
    for licensed technology                   100,000          -        586,785
   Gain on sale of stock of unconsolidated
    investee                                       -     (653,510)     (653,510)
   Adjustment for collectibility of amount
    due from unconsolidated investee           57,181     332,849       430,523
   Minority interest in loss of subsidiary         -            -      (204,953)
   Equity loss in operations of unconsolidated
    investee                                       -      298,630       665,374
   Non-cash consideration - other             303,750     333,750     1,882,483
   Non-cash consideration - research
    and development                                -           -        440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                      20,963      14,543       (83,092)
      Interest receivable                     (12,200)      2,782         2,545
      Inventories                              14,813      15,039       (62,878)
      Prepaid expenses and other
       current assets                          10,096     127,893      ( 26,023)
      Other assets                           (115,360)    (22,009)     (355,452)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expe nses     (472)   (171,847)      771,509
      Royalty payable                         (22,500)    450,000       419,000
      Customer deposits                            -           -             -
                                            ---------   ----------    -----------
Total adjustments                             439,306     813,768     5,334,086
                                            ----------  ----------    -----------
Net cash operating activities - forward      (352,105)   (544,236)   (3,930,570)
                                            ----------  ----------   ------------

INVESTING ACTIVITIES:
 Proceeds from sale of stock of
  unconsolidated investee                         -       495,000       710,000
 Purchase of short-term investments               -            -       (847,000)
 Proceeds from sale of short-term investments     -       288,000       847,000
 Purchase of investments in available-
   for-sale securities                            -            -     (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities                  -            -      6,129,521
 Net cash paid for asset acquisition              -            -       (200,588)
 Purchase of licensed technology                  -            -       (450,000)
 Purchase of property and equipment            ( 664)      (1,459)   (1,035,580)
 Divestiture of cash of subsidiary                -            -        (77,794)
                                           ----------  -----------  ------------
   Net cash investing activities - forward     ( 664)     781,541    (1,053,962)
                                           ----------  -----------  ------------


                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                            NINE MONTHS ENDED    Cumulative
                                                JANUARY 31,        During
                                               2000       1999   Development
                                                                   Stage
                                         (Unaudited)  (Unaudited) (Unaudited)
                                         ------------ ----------  -----------

Net cash - operating activities
  - forwarded                            $ (352,105)$ (544,236) $ (3,930,570)

Net cash - investing activities
  - forwarded                                  (664)   781,541    (1,053,962)


FINANCING ACTIVITIES:
 Proceeds from issuance of debt                  -         -         650,000
 Proceeds from issuance of stock                 -         -         120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                  -         -         150,000
 Repayment of loans to unconsolidated investee   -         -         258,821
 Repayment of debt                               -         -        (550,000)
 Proceeds of stock offering, net of
  deferred costs                                 -         -       4,337,208
 Due from unconsolidated investee                -         -          26,250
                                            ---------  ---------   ---------
   Net cash financing activities                 -         -       4,992,279
                                            ---------  ---------   ---------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                      (352,769)   237,305         7,747

CASH AND CASH EQUIVALENTS at
 beginning of period                        360,516    134,508            -
                                          -----------  --------     ---------
CASH AND CASH EQUIVALENTS
 at end of period                         $   7,747  $ 371,813    $    7,747
                                          =========  ==========   ===========



                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 2000

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


2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three month
periods ended January 31, 2000 and January 31, 1999.   The financial
statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 1999. The results of operations for the nine month periods ended January 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


3.   Inventories:

     Inventories at January 31, 2000 consist principally of finished goods, which are stated at the lower of cost (first-in, first-out method) or market.


4.   Investment in HDS:

     As of January 31, 2000, the Company holds approximately 13.4% ownership of the common stock of HDS which is accounted for using the cost method.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 2000
                               (Continued)

4.   Investment in HDS:(Cont'd)

     Summarized financial information for HDS, which commencing January 21, 1998, the Company accounted for using the equity method,and subsequent to January 31, 1999, the Company accounts for using the cost method, is no longer presented due to the reduction in the investment, which is currently reported at cost.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At January 31, 2000, borrowings under the revolver approximated $759,000 and unpaid interest approximated $102,000 totalling an aggregate of $861,000 due to the Company. The Company's management has set up a reserve of approximately $430,000 or approximately 50% of the outstanding balance at January 31, 2000, based upon anticipated probably collectibility. In addition, the Company has classified this receivable as a long-term asset although it is due on January 31, 2001, due to the financial condition of HDS as of January 31, 2000.


5.   Licensed Technology:

     In September 1995, the Company entered into an agreement to purchase certain assets and the ongoing business of the Medical Division of C.F. Electronics, Inc. ["C.F."]. The Company acquired the rights to CF's medical products for consideration of $450,000 which was capitalized as licensed technology.

     In October 1999, the Company ceased sales on these medical products due to the relatively low level of sales, capital constraints and price increases by C.F. The Company is presently evaluating the marketability of these rights. At January 31, 2000, the unamortized amount of this technology approximated $171,000, of which the Company has set-up a reserve of $100,000 based upon anticipated marketability of these rights. Upon resolution of this evaluation, the Company may need to consider accounting for this as a discontinued segment.

6.   Stockholders' Equity:

     a.  Loss per share

     Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 2000
                               (Continued)
7.   Litigation:

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

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                   NINE MONTHS ENDED JANUARY 31, 2000
                               (Continued)


8.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $2,394 and $2,355 for the nine months ended January 31, 2000 and 1999, $661 and $-0- for the three months ended January 31, 2000 and 1999, and $9,251 for the cumulative period from inception (March 3, 1995) through January 31, 2000, respectively.

     The Company paid income taxes of $-0- and $-0- for the nine months ended January 31, 2000 and 1999, $-0- and $-0- for the three months ended January 31, 2000 and 1999, and $14,276 for the cumulative period from inception (March 3, 1995) through January 31, 2000, respectively.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company had a net working capital deficit of $(67,054) at January 31, 2000. Approximately $8,000 of current assets represents cash on hand. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the nine months ended January 31, 2000 reflects cash used in operating activities of approximately $352,000. This use of cash is primarily attributable to general and administrative expenses and product development expenses. The cash and cash equivalents balance decreased in the nine months ended January 31, 2000 by approximately $352,000, which was the cash used to fund current operations.

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

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to continue its product development. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which is due January 31, 2001, of approximately $861,000 will be at least partially repaid during the next (6) months although it has been classified as a long-term asset based on the financial condition of HDS as of January 31, 2000. In February 2000, HDS repaid approximately $23,000 of the outstanding receivable balance to the Company. In addition, the Company's management has set up a reserve of approximately $430,000 or approximately 50% of the outstanding balance at January 31, 2000, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Cont'd)


Liquidity and Capital Resources(Cont'd)

the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company.

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

     In October 1999, the Company ceased sales on the C.F. Medical products due to the relatively low level of sales, capital constraints and price increases by C.F. The Company is presently evaluating the marketability of the licensed technology relating to these products. At January 31, 2000, the unamortized amount of this technology approximated $171,000, of which the Company has set-up a reserve of $100,000 based upon anticipated marketability of these assets. Upon resolution of this evaluation, the Company may need to consider accounting for this as a discontinued segment.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through January 31, 2000 is $1,390,537. This is a result of the sale of the C.F. Medical Devices of approximately $656,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $9,264,656 as of January 31, 2000. The Company is attempting to reduce operating losses through reductions in operating expenses until such time it can generate significant revenues from the sale of its products.

Plan of Operation

      The Company has temporarily halted plans to complete the development of the Self-Shielding Needle due to capital constraints. The Company intends to continue with the development as additional working capital becomes available through collection of its investee receivable or possible liquidation of certain assets. On May 26, 1998 the Company completed its 510(k) notification for its Safety Needle (due to regulatory restrictions and liability issues the Safety Needle is now referred to as the Self-Shielding Needle) and submitted it to the FDA. The notification was

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Cont'd)

Plan of Operation Cont'd)

prepared with the assistance of ACT Medical, Inc. a medical device consulting and manufacturing firm located in Newton, MA. The Company's primary focus since inception has been the development of the Self-Shielding Needle. The submission of the 510(k) notification was a critical step in the development process. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The Company made design changes to the Safety Needle and performed a new clinical study. A new 510(k) submission was completed on October 16, 1998. On October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application (PMA). The Company is currently evaluating whether to submit a PMA application or to modify the device further and submit a new 510(k) application. Once this is completed, management will begin to develop its long-term strategy regarding the sale and marketing of the product.

     The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve
(12) months. However, management continues to believe that the outstanding amount due from HDS, which is due January 31, 2001, of approximately $861,000 will be at least partially repaid during the next (6) months although it has been classified as a long-term asset based on the financial condition of HDS as of January 31, 2000. In February 2000, HDS repaid approximately $23,000 of the outstanding receivable balance to the Company. In addition, the Company's management has set up a reserve of approximately $430,000 or approximately 50% of the outstanding balance at January 31, 2000, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of certain assets. To the extent that the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company.

     In an effort to strengthen the Company's position until a meaningful revenue stream and positive cash flow can be achieved, management continues to further reduce costs. In addition to payroll reductions, the termination of two consulting contracts, the reduction of rental expense, and the

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Cont'd)


Plan of Operation Cont'd)

reduction of expenses related to the development of the needle which accounted for in the aggregate more than approximately $250,000 savings in annual expenses in the prior year, the Company continues to reduce expenses through cash royalty reductions achieved with the amended license agreement, insurance reductions, and reduced professional fees.

     The Company also has retained a 13.4% investment, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

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

PART II- OTHER INFORMATION

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

Item 2. - Changes in Securities.
-----------------------------------
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
-------------------------------------------
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
-----------------------------------------------------------------
   Not applicable.

Item 5. - Other Information.
-------------------------------
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
--------------------------------------------
   (A) Exhibits:

       27. Financial data schedule (filed herewith).

   (B) Reports on Form 8-K:

       None.

                                Signatures
                               ------------
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






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


Dated: March 15, 2000