Form 10KSB40
period 2000-04-30
EMBRYO DEVELOPMENT CORP
filed 2000-07-31
CIK 945439

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                      REPORT ON FORM 10-KSB

     [X]  Annual Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the fiscal year ended April 30, 2000
                               --------------
               Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from ___________________ to ___________________.

Commission File No. 0-27028
                    -------
                      EMBRYO DEVELOPMENT CORPORATION
                   -----------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                               13-3832099
       ----------------                                           ----------
(State of or other jurisdiction                             (IRS Employer
of incorporation or organization)                           Identification No.)

565 Fifth Avenue
New York, New York                                             10017
---------------------                                        ---------
 (Address of Principal                                      (Zip Code)
   Executive Officers)

Registrant's telephone number, including area code:   (212) 808-0607

Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             ------
Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, par value $.0001 per share
          ----------------------------------------
                          (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    --
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $43,526.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of July 25, 2000, was approximately $509,500.

     Number of shares outstanding of the issuers common stock, as of July 25, 2000, was 6,995,000.

           DOCUMENTS INCORPORATED BY REFERENCE:  None.
                                                 -----

                             PART I
                             ------
Item 1.  BUSINESS.
         --------
     Embryo Development Corporation, is a development stage Delaware corporation (the"Company" or "Embryo"), which was organized in March 1995 to develop, acquire, manufacture and market various bio-medical devices. The Company has licensed a patent for a product which is being developed to be sold in the medical field. The Company has not derived any significant revenues since its inception. In addition, the Company holds patents for products in two (2) distinct market segments; emergency medical equipment and peritoneal dialysis warming devices.

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

     The Company holds patents to five (5) other medical devices and is the exclusive licensee of one (1) medical device in the areas of emergency medical equipment and peritoneal dialysis warming devices ("C.F. Medical Devices"). Two (2) of the devices, the Hot-Sack II(TM) and Hot-Sack

II+(TM), are used in connection with the warming of peritoneal dialysis solution. Four (4) of the devices, Hot-Sack(R) , Res-Q-Air(R) , Therm-O-Drug(TM) and an electronic stethoscope, are devices used for emergency rescue operations and by other emergency medical technicians. Three of the devices (Hot-Sack(R), Res-Q-Air(R) and Therm-O-Drug(TM ) have received all necessary regulatory approval under the "510(k) review" process of the U.S. Food and Drug Administration (" FDA") and the Company believes that the additional two (2) products (Hot-Sack II(R) and Hot-Sack II+(TM) are covered by the FDA's approval of Hot-Sack or would independently qualify for 510(k) approval. The Company has received minimal sales revenues from such product sales. In October, 1999, the Company ceased sales on these medical products due to the relatively low level of sales, capital constraints and price increases by the manufacturer. The Company is presently evaluating the marketability of these patents and exploring alternative means of production of these products. However, even if alternative means of production of these products is found, the Company would still need to obtain additional capital to restart production, for which there can be no assurance.

     The Company also holds a 13.1% minority investment interest in Hydrogel Design Systems, Inc. ("HDS"), a privately held company engaged in the manufacturing, marketing, selling and distribution of hydrogel materials. Hydrogel is a product used in wound care as well as a component of a variety of medical devices including cardiac defibrillator pads and various types of electrodes. HDS was partially financed through a long-term note and security agreement between HDS and Becton Dickinson Transdermal Systems, a division of Becton Dickinson and Company, a customer of HDS and a manufacturer and distributor of medical devices and diagnostic systems. See "Certain Transactions."


MARKS MEDICAL DEVICE.
----------------------
     The Company has a licensing agreement with Dr. Lloyd Marks which provides for the exclusive license to commercially exploit a medical device that has been developed by Dr. Marks. The device is the subject of an existing United
States patent.

     The Licensing Agreement provides that the Company receive the exclusive right to develop, commercialize and sell the medical device. In addition, the Company has two (2) Royalty Sharing Agreements with Dr. Marks for patented medical devices. To date, the Company has focused its resources on the development of this device, the Self-Shielding Needle.

     Self-Shielding Needle (formerly referred to as the Safety Needle)-
     ------------------------------------------------------------------
The Company has aggressively pursued the development and exploitation of Dr. Marks' patented self-shielding needle design. The self-shielding needle is a needle which prevents accidental skin punctures, thereby preventing the spread of infections or diseases to medical personnel. Although there are several self-shielding needles developed and on the market, almost all require a specific act by the user to place it in its safe state. The Company believes that the few designs which automatically cap the needle are mechanically complex and too expensive to achieve commercial success. As a result, safety needles are neither generally acceptable nor in common use.

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

     The Company has temporarily halted plans to complete the development of the Self-Shielding Needle due to capital constraints and is currently evaluating whether to submit a PMA application, which will require significant capital, or to modify the device further and submit a new 510(k) application. Once this is completed, and at such time additional capital becomes available, management will begin to develop its long-term strategy regarding the sale and marketing of the product. To further this effort, the Company intends to market the product to both potential distributors and end users such as hospitals and clinics as well as explore potential joint venture opportunities. However, the Company, has not, at this time, determined the actual means by which it will implement all such plans, or whether it will be able to obtain additional capital to proceed with any such plans.

CF MEDICAL DEVICES
--------------------
Emergency Medical Devices and Peritoneal Dialysis Devices
---------------------------------------------------------
     The Company owns three (3) medical devices, Hot-Sack(R), Therm-o-Drug(TM) and an electronic stethoscope, and is the exclusive licensee of one (1) medical device, Res-Q-Air(TM), all of which are used in medical rescue operations by ambulances and other emergency medical technicians. In addition, the Company owns two (2) devices, Hot-Sack II(TM) and Hot Sack II+
(TM) , that are used in the warming of peritoneal dialysis solution. The Company has received minimal revenues from sales of such products. In
October, 1999, the Company ceased sales on these medical products due to the relatively low level of sales, capital constraints and price increases by the manufacturer. The Company is presently evaluating the marketability of these patents and exploring alternative means of production of these products. However, even if alternative means of production of these products is found, the Company would still need to obtain additional capital to restart production for which there can be no assurance.

Hydrogel Design Systems
-----------------------
     The major focus of HDS, in which the Company has a 13.1% minority investment interest, is the manufacture of hydrogel materials, on an original equipment manufacturer ("OEM") basis, for the manufacture of medical devices, drug delivery products, wound care and cosmetics products. Hydrogel is manufactured by introducing a polymer (solid) into water, creating a feed mix. The feed mix is used to coat a web material (or scrim) and two outer linings are applied creating sheets of hydrogel. These sheets are then introduced to a high energy field, which is accomplished by using an electron beam accelerator. The introduction of a high energy field causes the release of hydrogen atoms which in turn causes carbon molecule covalent bonding. This is commonly referred to as crosslinking. This creates longer chains of the polymer in the gel which increases its molecular integrity, giving the gel unique characteristics which make it useful in a variety of products. By varying the percent of solids in the feed mix, the amount of crosslinking (which is determined by the amount of energy introduced), the type of polymer, scrim and lining used, a wide variety of gels with distinctly different characteristics may be produced.

     The Company believes that HDS's proprietary mixing and beam operation technology allow it to make superior quality products at competitive prices. HDS currently provides product to several Fortune 500 companies, as well as other, smaller companies. These customers are using the HDS hydrogel for wound dressings, transdermal drug delivery systems and electrodes.

      HDS has an electron beam and is operating in leased space from the Company in Langhorne, PA. The facility became operational in the fourth quarter of calendar year 1997.
                                   5

      Hydrogel and other electron beam accelerator processed products are being marketed both through internal contacts with a few world-wide health distributors and through its own internal sales force.

Sales and Marketing
-------------------
     The Company had marketed the C.F. Medical Devices through independent distributors worldwide. In October, 1999, the Company ceased sales on these medical products due to the relatively low level of sales, capital constraints and price increases by the manufacturer.

     Management will determine the appropriate marketing strategy for the products which are currently in the development stage as these products come to market.


Manufacturing
-------------
     The Company's medical devices must be manufactured in compliance with applicable regulatory requirements and at acceptable cost. Many of the Company's competitors rely on third party manufacturers to produce and assemble some or all of the components of their products. The Company's success depends to a material degree upon its ability to contract with third parties to manufacture the Company's proposed products according to the Company's designs and specifications, in accordance with applicable regulations, and at a unit cost to the Company that will permit the Company to market its products at an acceptably competitive purchase price to its customers.

     Management believes, although there can be no assurance, that the Company will be able to maintain sources of manufacturing supply for its products that will satisfy the foregoing requirements, should manufactuting operations be restarted.

Competition
-----------
     Competition in the medical device industry is intense. There are many companies and academic institutions that are capable of developing products of similar design, and that have developed and are capable of developing products based on other technologies, that are or may be competitive with the Company's medical devices. Many of those companies and academic institutions are well-established, have substantially greater financial and other resources than the Company, and have established reputations for success in the development, sale and service of products. These companies and academic institutions may succeed in developing competing products that are more effective than those of the Company or that receive FDA approval more quickly than the Company's products. The Company's ability to compete will be dependent upon its ability to get products approved by regulatory authorities and introduced to the market, including the arrangement of a distribution network, and to provide products with advanced performance features, none of which can be assured. In addition, the Company must compete with other existing and new technologies in the allocation of hospitals' capital spending budgets.

Government Regulation
---------------------
     The majority of the Company's products are subject to regulation by, among other governmental entities, the United States Food and Drug Administration ("FDA") and, to a lesser extent, correspondent state agencies. If a device is subject to FDA regulation, compliance with its requirements usually constitutes compliance with state regulation. In order to ensure that medical products distributed for human use in the United States are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and record-keeping for such products.

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

      Three (3) of the medical devices that the Company acquired from C.F. have been approved by the FDA for commercial sale under a review process known as "510(k) review" and the Company believes that an additional two (2) products (Hot-Sack II(TM) and Hot-Sack II+(TM) are covered by the FDA's approval of Hot Sack(R) or would qualify independently for 510(k) approval. In the 510(k) review process, a manufacturer is mandated to demonstrate that a proposed product is "substantially equivalent" to another product that was in commercial distribution in the United States before May 26, 1976, in which event the review process can take anywhere from three months to more than one year before FDA grants clearance of the 510(k) pre-market notification. In cases where there is no existing FDA-approved product "substantially equivalent" to the new proposed product, the product is considered a "new" product.
The new product requires a Pre-Market Application ("PMA") which is a lengthier and more burdensome process and a process which will require FDA approval prior to the product entering commercial distribution. On May 26, 1998 the Company completed its 510(k) notification for its Self-Shielding Needle and submitted it to the FDA. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The Company made design changes to the Self-Shielding Needle and performed a new clinical study. A new 510(k) submission was completed on October 16, 1998. On October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application (PMA). The Company has temporarily halted plans to complete the development of the Self-Shielding Needle due to capital constraints and is currently evaluating whether to submit a PMA application, which will require significant capital, or to modify the device further and submit a new 510(k) application. To date, the Company, has not received the approval of the FDA to market the Marks Medical Device.

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

Health Care Industry
--------------------
     Legislation and regulations at both the federal and state levels may be enacted which may change the methods by which health care providers, including hospitals, physicians and home care dealers, are reimbursed for costs of providing services to Medicare and Medicaid program beneficiaries. Changes may also be made by third-party payors in coverage policies for various items.

Patents, Proprietary Rights and Trademarks
------------------------------------------
     The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies on trade secret protection for its confidential and proprietary information.

     The Company has the exclusive license to the Marks Medical Device, the Self-Shielding Needle, which has been issued a United States patent. The Company also owns the patent for the Hot Sack and the exclusive license to the Res-Q-Air, which has been issued a United States patent. There can be no assurance that future pending patent applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented by competitors. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company also holds a registered trademark on Hot-Sack(R) and on SmartMed(TM) which is was used on products in the past and may be used on future products.


Product Liability Insurance
-----------------------------
     Companies in the health care market are subject to lawsuits alleging negligence, product liability and other legal theories, many of which involve large claims and significant defense costs. The Company could be subject to claims alleging personal injuries resulting from the use of its products.
The Company has obtained product liability insurance since it has commenced sales of its products. However, there can be no assurance that such policies will be sufficient to cover potential claims or the costs of any resulting litigation or that a policy can be maintained in force at an acceptable cost to the Company. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and results of operations. In addition, claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation. The Company currently has product liability coverage of $1,000,000 and a $10,000,000 umbrella policy.


Employees
---------
     As of June 30, 2000, the Company employed three (3) full time persons, including one (1) in sales marketing and product development, and two (2) in general administration and finance. The Company has never had a work stoppage and its employees are not represented by a labor organization.
The Company considers its employee relations to be good.

Item 2.  PROPERTIES.
         -----------
     The Company's corporate headquarters are in New York City.
On February 10, 1999, the Company entered into a sixteen (16) month lease commencing March 1, 1999, for office space which was personally guaranteed by an officer of the Company. Commencing July 1, 2000, the Company has continued
to rent the space on a month to month basis.  See "Certain Transactions."   The
Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.

     In addition, in February 1997, the Company leased a 16,500 square foot facility in Langhorne, PA. The lease is for a term of seven years with an annual rent of $116,000 which increases to $119,000 per annum over the term of the lease. The entire facility was subleased to HDS for the full rental amount through April 30, 1999. On May 1, 1999, the amount of the sublease to HDS was reduced to approximately 82% pro-rata share as the Company began to utilize a portion of the premises. In October, 1999, the Company ceased use of this space and increased the amount of the sublease to the full rental amount.


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

Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, execution of the definitive documentation and approval by the court. There can be no assurance that the settlement will be concluded. At April 30, 2000, the Company has set up a reserve of $100,000, which is included in current liabilities, for this obligation, although at the present time the Company does not have sufficient capital to fund such payment.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ------------------------------------------------------
     No matters were submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

PART II
-------
Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.
         ----------------------------------------
     The Company's securities commenced trading in the over-the-counter market on the effectiveness of the Company's Initial Public Offering on November 18, 1995 in the form of ommon Stock. The Common Stock was regularly quoted and traded on the NASDAQ system through October 1998.

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

     The following table indicates the high and low bid prices for the Company's Common Stock for the period up to June 30, 2000 based upon information supplied by the NASDAQ and OTC-Bulletin Board system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock
-------------
                                                Quoted Bid Price
                                                ----------------
                                                  High      Low
                                                  ----      ---
          1998 Calendar Year
          ------------------
          First Quarter                           5/16      1/8
          Second Quarter                          3/16      1/8
          Third Quarter                           1/8      1/16
          Fourth Quarter                          1/5      1/32

         1999 Calendar Year
         ------------------
          First Quarter                          1/16       .02
          Second Quarter                          .08       .02
          Third Quarter                           .10       .00
          Fourth Quarter                          .03       .00

          2000 Calendar Year
          ------------------
          First Quarter                           .42       .00
          Second Quarter                          .20       .09

     On July 25, 2000, the closing price of the Common Stock as reported on the OTC-Bullletin Board was $.10. On July 25, 2000, there were 660 holders of record of common stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------
Liquidity and Capital Resources

     The Company had a net working capital deficit of $(237,959) at April 30, 2000. Approximately $9,000 of current assets represents cash on hand. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the year ended April 30, 2000 reflects cash used in operating activities of approximately $350,000. This use of cash is primarily attributable to general and administrative expenses and product development expenses. The cash and cash equivalents balance decreased in the year ended April 30, 2000 by approximately $352,000, which was the cash used to fund current operations.

     In August 1999, an agreement of principle was entered into providing for settlement of a consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, execution of the definitive documentation and approval by the court. There can be no assurance that the settlement will be concluded. The Company has set up a reserve of $100,000 for this obligation, which is included in current liabilities, as of April 30, 2000.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to continue its product development. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which is due January 31, 2001, of approximately $750,000 will be at least partially repaid during the next (6) months although it has been classified as a long-term asset based on the financial condition of HDS as of April 30, 2000. In the fourth fiscal quarter, HDS repaid approximately $111,000 of the outstanding receivable balance to the Company. In May, 2000, an additional $54,000 was repaid. In addition, the Company's management has set up a reserve of approximately $375,000 or approximately 50% of the outstanding balance at April 30, 2000, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

Results of Operations
---------------------
     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for the C.F. Medical Devices and the start-up of HDS. In March 1998, the Company decided not to make the minimum payment obligations due on six (6) of the medical devices developed by Dr. Lloyd Marks due to capital constraints. Accordingly, the unamortized cost of these licenses of $487,000 was charged to operations in the year ended April 30, 1998. In August 1998, the Company notified Dr. Marks that it was terminating these six (6) license agreements due to financial constraints.

     On January 22, 1999, the Company amended the Licensing Agreement dated March 31, 1995 pertaining to the seventh device, for the manufacture and marketing of the self-shielding needle. The amendment eliminates the " Minimum Payment Obligation" as defined in the original agreement. The last such payment which was due on September 30, 1998 in the amount of $50,000 was paid on January 26, 1999 upon execution of the amendment.

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

     In October 1999, the Company ceased sales on the C.F. Medical products due to the relatively low level of sales, capital constraints and price increases by C.F. The Company is presently evaluating the marketability of the licensed technology relating to these products and exploring alternative means of production of these products. However, even if alternative means of production of these products is found, the Company would still need to obtain additional capital to restart production, for which there can be no assurance. At April 30, 2000, the unamortized amount of this technology approximated $155,000, of which the Company has set-up a 100% reserve based upon anticipated marketability of these assets.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through April 30, 2000 is $1,393,279. This is a result of the sale of the C.F. Medical Devices of approximately $658,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998.
As a result of the Company's start-up expenses and acquisition oflicenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $9,625,756 as of April 30, 2000. The Company is attempting to reduce operating losses through reductions in operating expenses until such time it can generate significant revenues from the sale of its products.

Plan of Operation
-----------------
      The Company has temporarily halted plans to complete the development of the Self-Shielding Needle due to capital constraints. The Company intends to continue with the development as additional working capital becomes available through collection of its investee receivable or possible liquidation of certain assets. On May 26, 1998 the Company completed its 510(k) notification for its Safety Needle (due to regulatory restrictions and liability issues the Safety Needle is now referred to as the Self-Shielding Needle) and submitted it to the FDA. The notification was prepared with the assistance of ACT Medical, Inc. a medical device consulting and manufacturing firm located in Newton, MA. The Company's primary focus since inception has been the development of the Self-Shielding Needle. The ubmission of the 510(k) notification was a critical step in the development process. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The
Company made design changes to the Safety Needle and performed a new clinical study. A new 510(k) submission was completed on October 16, 1998. On
October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application
(PMA). The Company is currently evaluating whether to submit a PMA application or to modify the device further and submit a new 510(k) application. Once this is completed, management will begin to develop its long-term strategy regarding the sale and marketing of the product. However, the Company, has not, at this time, determined the actual means by which it will implement all such plans, or whether it will be able to obtain additional capital to proceed with any such plans.

     The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which is due January 31, 2001, of approximately $750,000 will be at least partially repaid during the next (6) months although it has been classified as a long-term asset based on the financial condition of HDS as of April 30, 2000. In the fourth fiscal quarter, HDS repaid approximately $111,000 of the outstanding receivable balance to the Company. In May, 2000, an additional $54,000 was repaid. In addition, the Company's management has set up a reserve of approximately $375,000 or approximately 50% of the outstanding balance at April 30, 2000, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of certain assets. To the extent that the Company will not be able to collect the balanceof its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

     The Company also has retained a 13.1% investment, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

     However, no assurance can be made with respect to the viability of the Company in the longterm. Realization of the revenue potential of the Self-Shielding Needle may require additionalcapital expenditures and other expenses. Management anticipates that to meet such needs would require raising additional funds from either the debt or equity markets. Alternatively, the Company may need to consider liquidating some of its assets to meet cash requirements. No assurances can be made as to the success of these working capital raising alternatives.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         ---------------------------------------------
      See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------------------
         Changes in Registrant's Certifying Accountant
         ----------------------------------------------
(a) Moore Stephens, P.C., Registrant's former independent accountant previously engaged as the principal accountant to audit the Registrant's financial statements, was dismissed on April 10, 2000. On April 10, 2000, the
    Board of Directors of Registrant appointed Rothstein, Kass & Company, P.C. as independent auditors of Registrant for the fiscal year ending April 30, 2000.

(b) During the two most recent fiscal years and interim period subsequent to April 30, 1999, there have been no disagreements with Moore Stephens, P.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

(c)Moore Stephens, P.C.'s report on the financial statements for the past two years was unqualified with an explanatory paragraph relating to Registrant's ability to continue as a going concern.

(d) The Registrant requested that Moore Stephens, P.C. furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of Moore Stephens P.C.'s letter to the SEC, dated April 11, 2000, was filed as Exhibit 16.1 to the Form 8-K filed on April 13, 2000.

                                    PART III
                                    --------
Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.
         -------------------------------------------------------------------

     Directors and Executive Officers
     ----------------------------------

               The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below. All of the directors are elected annually.

           Name               Age       Position Held
     -------------------     ----       -----------------
     Matthew L. Harriton      36        President, Chief Executive Officer,
                                        Chief Financial Officer  and Director

     Dr. Daniel Durchslag     55        Director


     Background of Executive Officers and Directors
     -----------------------------------------------
          Matthew L. Harriton has served as the Chief Financial Officer of the Company since January 1996. In April 1997, Mr. Harriton became the Chief Executive Officer and a Director of the Company, and assumed the position of President. Mr. Harriton also serves as President and Chief executive Officer of Hydrogel Design Systems, Inc., in which the Company has a 13.1% minority interest, since October 1996. Prior to joining Embryo Development
Corporation, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation from June 1994 until December 1995, Coopers & Lybrand from September 1990 until May 1994, and The First Boston Corporation from June 1986 until May 1988. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

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

          Each director of the Company is entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors of the Company. In June, 1998 Messr. Durchslag was granted options, (which were subsequently exercised), to purchase 250,000 shares of the Company's common stock, and Mr. Harriton, the President and Chief Executive Officer of the Company was granted options, (which were subsequently exercised) to purchase 750,000 shares of the Company's common stock, all at an exercise price equal to the market price on the date of the grant ($0.0938) exercisable for a period of [four (4)] years. The Directors receive no other compensation for serving on the Board of Directors. The members of the Board of Directors intend to meet at least quarterly during the Company's fiscal year, and at such other times duly called.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

                  SUMMARY COMPENSATION TABLE
                  --------------------------
                                                                    Long Term Compensation
                                                                     _____________________________
                          Annual Compensation                    Awards                    Payouts
                          _________________________________      ________        _________________
   (a)                       (b)   (c)       (d)         (e)         (f)       (g)       (h)     (i)
                                                                   Restricted                   All
                                                        Other        Stock              LTIP    Other
                                                        Annual       Awards   Options/ Payouts Compensation
Name and Principal Position Year Salary($) Bonus($) Compensation($)  ($)      SARs(#)    ($)       ($)
--------------------------  ---- --------- -------- --------------- --------- -------- ------- ------------

Matthew L. Harriton, CEO   2000  $60,000  $   -0-         0          ---           0     0        0
                           1999  $60,000  $6,000          0          ---     750,000     0        0
                           1998  $80,000  $9,000          0          ---     400,000     0        0

____________________

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------
   (a)                  (b)                  (c)              (d)           (e)
                                      % of Total Options
                Number of Securities  Options/SARs Granted   Exercise or
                Underlying Option/    to Employees in        Base Price     Expiration
Name            SARs Granted (#)      Fiscal Year            (# Share)         Date
-----------------------------------   --------------------   ------------   ----------
Matthew Harriton        0                       0                N/A          N/A



               AGGREGATED OPTION/SARs EXERCISES IN
                   LAST FISCAL YEAR AND FY-END
                        OPTIONS/SAR VALUES
               -------------------------------------
   (a)               (b)              (c)                 (d)                (e)
                                                 Number of               Value of
                                                 Securities Underlying   Unexercised
                                                 Unexercised Options/    In-the-Money
                                                 SARs at FY-End (#)      Options/SARs at
                  Shares Acquired   Value        Exercisable/            FY-End Exercisable
Name              on Exercise (#)   Realized ($) Unexercisable           Unexercisable
----------------- ---------------   -----------  --------------------    ------------------
Matthew Harriton       0              $ 0             -0-0-             -0-/-0-



Employment Agreements
----------------------

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

Stock Option Plans and Agreements
---------------------------------

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

     As of June, 2000 options to purchase 1,650,000 shares of common stock, and no SARs have been granted and exercised under the Incentive Option Plan and otherwise. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------
     The following table sets forth certain information, as of July 25, 2000 with respect to the beneficial ownership of the outstanding Common Stock by
(i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:


                                        Percentage                      Percentage
                         Shares of      (%) of                          (%) of Total
Name and Address         Common         Common      Shares of           Comb ined
of Beneficial Owner      Stock Owned    Stock       Preferred Stock(2)    Vote(2)
-------------------      -----------   ---------    ------------------  ------------
M.D. Funding, Inc.(1)       --            --          6,000,000            46.2
 5 Old Woods Drive
Harrison, NY 10528


Daniel Durchslag            250,000        3.6           ---                1.9
9400 Brighton Way
Suite 402
Beverly Hills, CA 90210

Matthew L. Harriton       1,250,000       17.9          ---                 9.6
565 Fifth Avenue
New York, NY  10017

Karen Nazzareno             400,000        5.7          ---                 3.1
565 Fifth Avenue
New York, NY  10017

All directors and officer 1,500,000       21.4          ---                11.5
as a group (2 persons)


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

     In consideration for eliminating all future and any prior minimum payment obligations on this invention and any other products or inventions currently or previously licensed by the Company from the licensor, the Company agreed to
(a) increase the royalty on future sales from 8% to 10%;and (b) pay the licensor a "cap" on minimum royalty payments of $450,000. Such payments shall be payableat the rate of $2,500 per month plus 10% of the proceeds received by the Company from any capital raised which exceeds $600,000, and 10% of annual pre-tax income until the aggregate "cap" payment is made. The aggregate royalty of $450,000 has been charged to operations in the year ended April
30, 1999.

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

     On January 21, 1998, the Company's equity interest in HDS, which previously represented a 50.04% majority common interest and 92.9% voting interest, was reduced to 45.6% common ownership as a result of the Company surrendering all 15,000,000 shares of voting Preferred Stock in exchange for 21,500 shares of Common Stock. The exchange was done at the request of certain third party investors of a Private Placement by HDS, under which HDS issued approximately
475,000 additional common shares.    In February and April, 1998, the Private
Placement was completed and an additional 1,027,000 shares of HDS stock were issued, thereby reducing the Company's ownership to 33.3%. As a result of the Company's reduced ownership in HDS and surrender of the voting Preferred Stock, the assets, liabilities and operations of HDS after January 21, 1998 are not included on a consolidated basis in the financial statements of the Company. In January 1998, as a result of subsequent litigation between HDS and the former owners of the entitities HDS acquired, the terms of the original purchase were modified and the Embryo shares were returned to HDS.

     Between November 20, 1998 and January 31, 1999, the Company sold an aggregate of 710,000 shares of the common stock of HDS for $710,000 reducing its investment to an aggregate of 562,500 shares or 14.4% common ownership of HDS. As a result of this transaction, as of January 31, 1999, this investment is no longer included as an equity investment in the financial statements of the Company, but is reported at cost. At April 30, 2000, the Company holds approximately 13.1% ownership of the common stock of HDS.

     In February 1997, HDS entered into a seven-year sublease with the Company, which provides for minimum monthly rental payments of $9,625 and expires in 2004. In May, 1999, the minimum rental payment was reduced to $7,892 per month due to a utilization of a portion of the premises by the Company. In
October, 1999, the Company ceased use of this space and increased the amount of the sublease to the original monthly amount of $9,625.

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

     While the exercise of the options resulted in the issuance of 2,150,000 shares of common stock, the Company does not believe there has been a change of control since the Company's Articles of Incorporation provide that the shares of common stock vote together as one class with the shares of the Company's preferred stock. As of June 16, 2000, the holders of the preferred stock held 46.2% of the voting power.

     Although the persons exercising the options may be deemed to operate as a
group, they disclaim they are operating as a group.   While no immediate changes
in the direction of the Company are presently contemplated, depending upon future circumstances, the persons exercising the options may in the future attempt to influence the direction of the Company.

     On February 10, 1999, the Company entered into a sixteen (16) month lease commencing March 1, 1999, for office space which was personally guaranteed by an officer of the Company. Commencing July 1, 2000, the Company has continued to rent the space on a month to month basis.

     M.D. Funding, Inc. may be deemed a parent of the Company as a result of its control of the Company voting stock. M.D. Funding, Inc. is a corporation which is wholly owned by Donna Field, the beneficial owner of such shares. M.D. Funding, Inc. is not affiliated with any of the officers or directors of the Company. See "Principal Stockholders."

                                PART IV
                                -------

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------
(a)(1)  Financial Statements.

     The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules

Report of Independent Certified Public Accountants                 F-1 - F-2

Balance sheet as of April 30, 2000                                 F-3

Statements of operations for the years ended
  April 30, 2000 and 1999                                          F-4

Statements of stockholders' equity for the years
  ended April 30, 2000 and 1999                                    F-5 - F-7

Statements of cash flows for the years ended
  April 30, 2000 and 1999                                          F-8 - F-9

Notes to financial statements                                      F-10 - F-24

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

10.35^^   Stock Option Agreement between the Company and Dr. Daniel Durchslag dated June 17, 1998.

10.36^^   Stock Option Agreement between the Company and Matthew Harriton dated June 17, 1998.

10.37^^   Stock Option Agreement between the Company and Karen Nazzareno dated June 17, 1998

10.38^^^  Amendment No. 1 to Licensing Agreement of Safety Needle by and
                between Dr. Lloyd Marks and the Company dated January 22, 1999.

10.39#    Employment Agreement by Matthew Harriton and the Company dated
                January 1, 1999.

10.40#    Amendment #2 to Revolving Credit Agreement between Hydrogel Design
                Systems, Inc. and the Company dated February 1, 1999.

16+++     Letter from Holtz Rubenstein & Co., LLP re Change in Certifying
                Accountant dated May 7, 1998.

16.1##    Letter from Moore Stephens, P.C. re Change in Certifying Accountant dated April 11, 2000.

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

^    Incorporated by reference to the Company's Form 8-K filed on April 16,
     1998.

+++  Incorporated by reference to the Company's Form 8-K filed on May 8, 1998.

^^   Incorporated by reference to the Company's Form 10KSB dated April 30, 1998.

^^^ Incorporated by reference to the Company's Form 8-K filed on February 12, 1999.

#    Incorporated by reference to the Company's Form 10KSB dated April 30, 1999.

##   Incorporated by reference to the Company's Form 8-K filed on April 13,
     2000.


(B)  Reports on Form 8-K.

     On April 13, 2000, the Company filed a report on Form 8-K, reporting under
Item 4, disclosing that the Company had changed independent auditors for the fiscal year ending April 30, 2000.

                              SIGNATURE
                              ---------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
            July 27, 2000

                         EMBRYO DEVELOPMENT CORPORATION


                         By:   /s/ Matthew L. Harriton
                              ------------------------
                               Matthew L. Harriton
                               Chief Executive Officer, Chief Financial Officer
                               Principal Accounting Officer and Director

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement or Amendments thereto has been signed below by the following persons in the capacities and on the dates indicated.

Signature                         Title                        Date
-------------                     -----                        ------

/s/ Matthew L. Harriton       Chief Executive Officer,      July 27 , 2000
-----------------------
Matthew L. Harriton           Chief Financial Officer,
                              Principal Accounting Officer
                              and Director


/s/ Daniel Durchslag          Director                     July 27,  2000
-----------------------
Daniel Durchslag

                 EMBRYO DEVELOPMENT CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)
                       REPORT ON AUDIT OF
                      FINANCIAL STATEMENTS
                 --------------------------------



Independent auditors' reports                                    F-1 -F2

Balance sheet                                                    F-3

Statements of operations                                         F-4

Statements of stockholders' equity                               F-5 -F-7

Statements of cash flows                                         F-8 -F-9

Notes to financial statements                                    F-10 - F-24

                  REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Embryo Development Corporation
         New York, New York


              We have audited the accompanying balance sheet of Embryo Development Corporation [a development stage company] as of April 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

              In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Embryo
Development Corporation [a development stage company] as of April 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. We express no opinion on the cumulative period from inception [March 3, 1995] through April 30, 2000 as shown in the cumulative columns on the statements of operations and the statements of cash flows, nor on the statements of stockholders' equity for the period from inception [March 3, 1995] through April 30, 1999.

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage and the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has a working capital deficit and an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/ Rothstein, Kass & Company, P.C.
                                  -----------------------------------


Roseland, New Jersey
June 30, 2000

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Embryo Development Corporation
         New York, New York


              We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Embryo Development Corporation [a development stage company]for the fiscal year ended of April 30, 1999.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

              We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Embryo Development Corporation [a development stage company] for the fiscal year ended April 30, 1999, in conformity with generally accepted accounting principles.

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

                                                   /s/ Moore Stephens, P.C.
                                                   -------------------------
                                                  MOORE STEPHENS, P. C.
                                                  Certified Public Accountants.

Cranford, New Jersey
June 17, 1999

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
------------------------------------


BALANCE SHEET AS OF APRIL 30, 2000.
-------------------------------------
Assets:
Current Assets:
  Cash                                                           $      8,894
  Accounts Receivable                                                   7,628
  Prepaid Expenses and Other Current Assets                            16,052
                                                                 ------------
  Total Current Assets                                                 32,574
                                                                 ------------
Property and Equipment - At Cost -
 Net of Accumulated Depreciation of $26,905                            14,100

Licensed Technology - At Cost -
 Net of Accumulated Amortization of $505,238
 and Reserve of $155,357                                               79,405

Investment in Unconsolidated Investee - At Cost                        40,841

Other Assets:
  Due from Unconsolidated Investee - Net of Reserve of $374,758       374,758
  Interest Receivable                                                  29,615
  Deposits                                                             95,881
                                                                -------------
  Total Other Assets                                                  500,254
                                                                -------------
  Total Assets                                                  $     667,174
                                                                =============
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                         $     240,533
  Royalty Payable                                                      30,000
                                                                -------------
  Total Current Liabilities                                           270,533
                                                                -------------
Royalty Payable - Long-Term                                           381,500

Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, $.0001 Par Value; Authorized 15,000,000
   Shares; 6,000,000 Issued and Outstanding,
   Liquidation Preference $600,000                                        600

  Common Stock, $.0001 Par Value, Authorized 30,000,000
   Shares; 6,995,000 Issued and Outstanding                               700

  Additional Paid-in-Capital                                        9,991,267

  Unearned Compensation                                              (150,000)

  Deficit Accumulated During  Development Stage                    (9,625,756)

  Notes Receivable                                                   (201,670)
                                                                   -----------
  Total Stockholders' Equity                                           15,141
                                                                   -----------
  Total Liabilities and Stockholders' Equity                     $    667,174
                                                                   ===========

See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
------------------------------

STATEMENTS OF OPERATIONS


                                                                        Cumulative
                                                                     From Inception
                                                  Years ended       March 3, 1995 to
                                                   April 30,           April 30,
                                                2 0 0 0   1 9 9 9        2 0 0 0
                                                -------  ----------  ----------------
Revenues                                    $   43,526  $   113,999  $ 1,393,279
                                            ----------  -----------  -----------

Costs and Expenses:
  Cost of Sales                                 37,610      103,802    1,222,035
  General, Selling and Administrative          825,175      960,483    5,984,614
  Royalties                                         --      500,841      583,593
  Research and Development                      26,428      145,904    1,090,027
  Amortization                                 105,714      105,714      888,453
  Loss on Write-off of Licensed Technology     155,357           --      642,142
  Loss on Write-off of Inventories              10,755           --       10,755
  Interest Income - Related Party              (59,684)     (45,183)    (115,889)
  Interest and Other [Income] Expense           (6,734)      22,764      431,636
  Equity Loss of Operations of Unconsolidated
   Investee                                         --      298,630      665,374
  Provision for Litigation Settlement          100,000           --      100,000
  Adjustment for Collectibility of Amount Due
   from Unconsolidated Investee                  1,416      373,342      374,758
  Gain on Sale of Stock of Unconsolidated
   Investee                                         --     (653,510)    (653,510)
                                            -----------  -----------  -----------
  Total Costs and Expenses                   1,196,037    1,812,787   11,223,988
                                            -----------  -----------  -----------
  Loss Before Minority Interest             (1,152,511)  (1,698,788)  (9,830,709)

  Minority Interest in Net Loss of Subsidiary       --           --      204,953
                                            -----------  -----------  ------------
   Net Loss                                $(1,152,511) $(1,698,788) $(9,625,756)
                                            =========== ============ =============

  Basic and Diluted Net Loss Per Share      $     (.17) $      (.26) $     (1.82)
                                            =========== ===========  ============
  Weighted Average Number of Shares of
   Common Stock Outstanding                  6,995,000    6,635,685    5,287,291
                                            =========== ===========  ============

See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY
------------------------------------


                                                                       Additional
                                Common Stock      Preferred Stock        Paid-in
                                Shares    Amount     Shares   Amount     Capital
                                ---------------  -------------------  ------------
Issuance of Stock for Cash at
 Inception March 3, 1995:
 Common                          2,400,000  $ 240         --  $   --   $   108,936
 Preferred                              --     -    6,000,000    600        10,224
Issuance of Stock for Licensed
 Technology                        325,000     33         --      --       974,967
Issuance of Stock for Research
 and Development                   125,000     12         --      --       374,988
Issuance of Stock in Connection
 with Subscription Agreement       180,000     18         --      --       539,982
Net Loss                                --     --         --      --           --
                               -----------  ------  ---------- ------   -----------
 Balance - April 30, 1995        3,030,000    303   6,000,000    600     2,009,097
Issuance of Stock in Connection
 with Initial Public Offering    1,150,000    115         --      --     4,337,093
Issuance of Stock in Connection
 with Consulting Agreements       510,000      51         --      --     2,039,949
Compensation Earned in
 Connection with Consulting
 Agreements                            --      --         --      --          --
Net Loss                               --      --         --      --          --
                              ------------   -----  ---------- ------    -----------
 Balance - April 30, 1996 -
  Forward                       4,690,000  $  469   6,000,000  $ 600 $   8,386,139


See Notes to Financial Statements.


EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
----------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY
------------------------------------

                                                  Deficit
                                                Accumulated
                                                During the                Total
                                   Unearned     Development    Notes    Stockholders'
                                Compensation       Stage     Receivable    Equity
                                ------------   ------------  ---------- ------------
Issuance of Stock for Cash at
 Inception March 3, 1995:
 Common                         $       --     $       --  $       --    $   109,176
 Preferred                              --             --          --         10,824
Issuance of Stock for Licensed
 Technology                             --             --          --        975,000
Issuance of Stock for Research
 and Development                        --             --          --        375,000
Issuance of Stock in Connection
 with Subscription Agreement            --             --          --        540,000
Net Loss                                --        (483,310)        --       (483,310)
                               ------------   ------------- ----------    -----------
 Balance - April 30, 1995               --        (483,310)        --      1,526,690

Issuance of Stock in Connection
 with Initial Public Offering           --             --          --      4,337,208
Issuance of Stock in Connection
 with Consulting Agreements      (2,040,000)           --          --            --
Compensation Earned in
 Connection with Consulting
 Agreements                          97,500            --          --          97,500
Net Loss                                --      (1,139,761)        --      (1,139,761)
                               ------------  --------------  ----------  -------------

 Balance - April 30, 1996 -
  Forward                       $(1,942,500)   $(1,623,071)$       --     $4,821,637


See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
--------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY
------------------------------------


                                                                       Additional
                                   Common Stock      Preferred Stock     Paid-in
                                 Shares     Amount    Shares    Amount   Capital
                                 -----------------  ------------------ ------------
 Balance - April 30, 1996 -
  Forwarded                     4,690,000   $  469   6,000,000  $  600 $  8,386,139

Issuance of Stock for Services      5,000        1          --      --       17,499
Issuance of Stock in Connection
 with Investment in Subsidiary    150,000       15          --      --       74,985
Compensation Earned in
 Connection with Consulting
 Agreements                          --         --          --      --          --
Issuance of Stock by Subsidiary
 to Minority Holders                 --         --          --      --      (37,350)
Amortization of Unearned
 Compensation of Minority
 Holders-Subsidiary                  --         --          --      --       2,502
Net Loss                             --         --          --      --          --
                               -----------  -------   ---------- ------- ------------
 Balance - April 30, 1997      4,845,000       485    6,000,000   600     8,443,775

Compensation Earned in
 Connection with Consulting
 Agreements                        --           --         --       --          --
Issuance of Stock by Investee
 in Connection with
 Private Placement - April 1998    --           --         --       --    1,330,326
Net Loss                           --           --         --       --          --
                               -----------  -------   ----------- -----   -----------
 Balance - April 30, 1998 -
  Forward                      4,845,000    $ 485     6,000,000 $ 600   $ 9,774,101

See Notes to Financial Statements.



EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
--------------------------------

STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------

                                                 Deficit
                                                Accumulated
                                                During the                Total
                                  Unearned      Development   Notes      Stockholders'
                                Compensation        Stage     Receivable    Equity
                                ------------    ------------  ---------- -------------
Balance - April 30, 1996 -
  Forwarded                     $(1,942,500)  $ (1,623,071) $      --    $ 4,821,637

Issuance of Stock for Services          --             --          --         17,500
Issuance of Stock in Connection
 with Investment in Subsidiary          --             --          --         75,000
Compensation Earned in
 Connection with Consulting
 Agreements                        495,000             --          --        495,000
Issuance of Stock by Subsidiary
 to Minority Holders                   --              --          --        (37,350)
Amortization of Unearned
 Compensation of Minority
 Holders-Subsidiary                    --              --          --          2,502
Net Loss                               --       (1,907,403)        --     (1,907,403)
                                 ------------  ------------  ----------  ------------
 Balance - April 30, 1997       (1,447,500 )    (3,530,474)        --      3,466,886

Compensation Earned in
 Connection with Consulting
 Agreements                        495,000             --           --       495,000
Issuance of Stock by Investee
 in Connection with
 Private Placement - April 1998        --              --           --     1,330,326
Net Loss                               --       (3,243,983)         --    (3,243,983)
                                ------------  -------------   ----------  -----------
 Balance - April 30, 1998 -
  Forward                   $      (952,500)  $ (6,774,457)$        -- $   2,048,229


See Notes to Financial Statements.
                                                 F-6

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
--------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY
------------------------------------



                                                                        Additional
                                  Common Stock         Preferred Stock    Paid-in
                                Shares    Amount     Shares      Amount   Capital
                               -----------------   --------------------- ----------
 Balance - April 30, 1998 -
  Forwarded                    4,845,000  $  485   6,000,000  $  600  $   9,774,101

Exercise of Options July 1998
 with Notes Receivable         2,150,000     215         --       --        201,455
Compensation Earned in
 Connection with Consulting
 Agreements                        --        --          --       --            --
Amortization of Unearned
 Compensation of Minority
 Holders - Investee                --        --          --        --         3,437
Issuance of Stock by Investee
 in Connection with Exercise
 of Options - January 1999         --        --          --        --        12,274
Net Loss                           --        --          --        --           --
                               ---------  -------  ---------  ------- -------------
 Balance - April 30, 19 99     6,995,000  $  700   6,000,000  $   600 $   9,991,267

Compensation Earned in
 Connection with Consulting
 Agreements                        --        --          --        --           --
Net Loss                           --        --          --        --           --
                               ---------  ------  ----------  ------- -------------
Balance - April 30, 2000       6,995,000  $  700   6,000,000  $   600 $   9,991,267
                               =========  ======  ==========  ======= =============


See Notes to Financial Statements.






EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY
------------------------------------

                                                Deficit
                                              Accumulated
                                               During the                  Total
                                 Unearned      Development     Notes     Stockholders'
                                Compensation      Stage       Receivable    Equity
                                ------------  -------------  ----------- --------------
Balance - April 30, 1998 -
  Forwarded                   $   (952,500)   $ (6,774,457)  $     --    $  2,048,229

Exercise of Options July 1998
 with Notes Receivable                 --               --    (201,670)            --
Compensation Earned in
 Connection with Consulting
 Agreements                        435,000              --          --        435,000
Amortization of Unearned
 Compensation of Minority
 Holders - Investee                   --                --          --          3,437
Issuance of Stock by Investee
 in Connection with Exercise
 of Options - January 1999            --                --          --         12,274
Net Loss                              --       (1,698,788)          --     (1,698,788)
                                  ---------    ------------   ---------   ------------
    Balance - April 30, 1999      (517,500)    (8,473,245)    (201,670)       800,152

Compensation Earned in
 Connection with Consulting
 Agreements                        367,500             --           --        367,500
Net Loss                             --        (1,152,511)          --     (1,152,511)
                                 ---------    -------------  ----------   ------------
Balance - April 30, 2000         $(150,000)   $(9,625,756)   $(201,670)    $   15,141
                                 ==========   =============  ===========  =============

See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
--------------------------------

STATEMENTS OF CASH FLOWS
--------------------------

                                                                         Cumulative
                                                                        From Inception
                                                     Years ended        March 3, 1995 to
                                                      April 30,           April 30,
                                                   2 0 0 0     1 9 9 9     2 0 0 0
                                                 ----------- ------------ ------------
Operating Activities:
   Net Loss                                      $(1,152,511) $(1,698,788) $(9,625,756)
  Adjustments to Reconcile Net Loss to Net
   Cash [Used for] Operating Activities:
   Depreciation and Amortization                     110,630      113,529    1,549,370
   Write-Off and Reserve of Licensed Technology      155,357          --       642,142
      Write-Off of Inventories                        10,755          --        10,755
   Gain on Sale of Stock of Unconsolidated Investee       --     (653,510)    (653,510)
   Adjustment for Collectibility of Amount Due from
     Unconsolidated Investee                           1,416      373,342      374,758
   Minority Interest in Loss of Subsidiary                --          --      (204,953)
   Equity Loss in Operations of Unconsolidated
     Investee                                             --      298,630      665,374
   Provision for Litigation Settlement               100,000          --       100,000
   Non-Cash Consideration - Other                    367,500      435,000    1,946,233
   Non-Cash Consideration - Research and
     Development                                          --          --       440,000

  Changes in Assets and Liabilities:
   [Increase] Decrease:
     Accounts Receivable                              16,730        9,748     ( 87,325)
     Interest Receivable                             (16,178)     (10,655)    (  1,433)
     Inventories                                      21,900       39,196     ( 55,791)
     Prepaid Expenses and Other Current Assets         9,567      169,501     ( 26,552)
     Other Assets                                     (3,831)     (89,876)    (243,923)

   Increase [Decrease]:
     Accounts Payable and Accrued Expenses            58,500     (191,500)     830,481
     Royalty Payable                                 (30,000)     441,500      411,500
                                                    ----------  ----------  -----------
   Net Cash - Operating Activities - Forward        (350,165)   ( 763,883)  (3,928,630)
                                                    ----------  ----------  ------------
Investing Activities:
  Proceeds from Sale of Stock of Unconsolidated
   Investee                                              --       710,000      710,000
  Purchase of Short-Term Investments                     --           --      (847,000)
  Proceeds from Sale of Short-Term Investments           --       288,000      847,000
  Purchase of Investments in Available-for-Sale
   Securities                                            --           --   ( 6,129,521)
  Proceeds from Sale of Investments in Available-
   for-Sale Securities                                   --           --     6,129,521
  Net Cash Paid for Asset Acquisition                    --           --      (200,588)
  Purchase of Licensed Technology                        --           --      (450,000)
  Purchase of Property and Equipment                  (1,457)      (8,109)  (1,036,373)
  Divestiture of Cash of Subsidiary                       --          --       (77,794)
                                                  ----------  ----------- -------------
   Net Cash - Investing Activities - Forward      $   (1,457) $   989,891 $ (1,054,755)
                                                  ----------- ----------- --------------

See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
---------------------------------

STATEMENTS OF CASH FLOWS
---------------------------------


                                                                         Cumulative
                                                                        From Inception
                                                 Years ended            March 3, 1995 to
                                                 April 30,                April 30,
                                                 2 0 0 0      1 9 9 9     2 0 0 0
                                               -----------  -----------  ---------------

  Net Cash - Operating Activities - Forwarded  $ (350,165)  $ (763,883)  $  (3,928,630)
                                               -----------  -----------  ---------------
  Net Cash - Investing Activities - Forwarded      (1,457)     989,891      (1,054,755)
                                               -----------  -----------  ---------------
Financing Activities:
  Proceeds from Issuance of Debt                      --           --          650,000
  Proceeds from Issuance of Stock                     --           --          120,000
  Proceeds from Issuance of Subsidiary Stock to
   Minority Shareholder                               --           --          150,000
  Repayment of Loans to Unconsolidated Investee       --           --          258,821
  Repayment of Debt                                   --           --         (550,000)
  Proceeds of Stock Offering, Net of Deferred Costs   --           --        4,337,208
  Due from Unconsolidated Investee                    --           --           26,250
                                               ------------ ------------  -------------
  Net Cash - Financing Activities                     --           --        4,992,279
                                               ------------ ------------  -------------
  Net Increase [Decrease] in Cash and Cash
   Equivalents                                   (351,622)    226,008            8,894

Cash and Cash Equivalents - Beginning of
 Periods                                          360,516     134,508               --
                                               -----------  -----------   -------------
Cash and Cash Equivalents - End of Periods   $      8,894   $ 360,516     $      8,894
                                             ============   ===========   =============

See Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS
------------------------------------

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

The Company is in the development stage, as defined in Statement of Financial Accounting Standard No. 7, "Accounting and Reporting for Development Stage Enterprises." To date, the Company has generated minimal sales and devoted its efforts primarily to various organizational activities, including negotiating of license agreements, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995 [See Note 5], and undertaking preliminary activities for the commencement of operations. In February 1997, HDS acquired certain assets and the business of a group of companies engaged in the manufacture and distribution of hydrogel and after-market apnea monitoring components. HDS has devoted substantial efforts to the establishment of a manufacturing facility for its accelerator beam equipment used in the production of hydrogel, which was completed during the year ended April 30, 1998, and in contacting prospective customers of hydrogel and related accelerator beam products. In September 1995, the Company purchased certain assets and the on-going business of a medical products division of an existing business [See Note 7]. The Company has not generated any significant revenue to date and is presently evaluating the commercial value of the products obtained under its business acquisitions license agreements. There can be no assurance that the Company will be successful in marketing any such products or licensing rights.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $9,626,000, has a working capital deficit of approximately $238,000, and utilized cash of approximately $350,000 for operating activities for the year ended April 30, 2000. Management recognizes that the Company must generate additional revenue to achieve profitable operations and obtain equity and debt financing. Management's plans to increase revenues and reduce expenses to achieve profitable operations include the development of a marketing strategy of the Self-Shielding Needle, one of its licensed products. This product requires final design changes be made for a 510(K) resubmission to the FDA. The Company has temporarily halted plans to complete the development of the Self-Shielding Needle due to capital constraints.

Management believes that the Company's cash balance totaling approximately $9,000 and the repayment of a portion of its revolving line of credit from HDS will be sufficient to fund the Company's operations for the next twelve
(12) months. Management believes the outstanding amount due from HDS of approximately $750,000 will be at least partially repaid during the next (12) months although it has been classified as a long-term asset based on the
current financial condition of HDS.    In May, 2000, HDS made a net payment
of approximately $54,000 of this obligation and has continued to make payments in June, 2000. In the event that no further repayment can be made in the next
(12) months, the Company will seek alternative methods of raising additional capital.

In an effort to strengthen the Company's position until a meaningful revenue stream and positive cash flow can be achieved, management has undertaken a significant cost reduction program.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #2
----------------------------------------


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

Depreciation expense for the years ended April 30, 2000 and 1999 and the cumulative period from inception [March 3, 1995] through April 30, 2000 amounted to $4,916, $7,815 and $119,286, respectively.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash, accounts receivable and receivables from related parties. The Company routinely assesses the financial strength of its customers and third party payors and believes that its accounts receivable credit risk exposure is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of April 30, 2000, the Company had no funds with a financial institution subject to credit risk beyond the insured amount. The Company does not require collateral or other security to support financial instruments subject to credit risk.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #3
----------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Income Taxes - Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At April 30, 2000, the Company had no cash equivalents.

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

Advertising - The Company charges advertising costs to expense as incurred. Advertising costs approximated $-0-, $2,000, and $78,000 for the years ended April 30, 2000 and 1999, and the cumulative period from inception [March 3, 1995] through April 30, 2000, respectively.

Impairment - Certain long-term assets [including licensed technology] of the Company are reviewed at least quarterly to determine whether there are indications the carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of April 30, 2000, management expects these assets net of existing reserves to be fully recoverable.

Earnings Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share," which requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #4
-----------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Earnings Per Share [Continued] - The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Diluted loss per common share is the same as basic loss per common share for all periods presented. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Options and warrants disclosed in Note 12 may dilute earnings per share in the future.

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

[3] Investment in HDS

n January 1997, the Company entered into a subscription agreement to acquire 1,251,000 shares of HDS common stock and 15,000,000 shares of HDS Series A preferred stock. HDS was formed to effect the asset acquisition described in
Note 7B. As consideration for its interest, the Company contributed $150,000 in cash, 150,000 shares of its common stock, and the commitment to make available to HDS a $500,000, 8% revolving line of credit.

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

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #5
------------------------------------------


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

Summarized financial information for HDS, which prior to January 21, 1998 was consolidated, commencing January 21, 1998 through January 31, 1999 was accounted for using the equity method, and subsequent to January 31, 1999 is being accounted for on the cost method, is no longer presented due to the reduction of the investment, which is currently reported at cost. As of April 30, 2000, the Company holds approximately 13.1% ownership of the common stock of HDS.

In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August 1997, the Company increased the amount of the revolving line of credit to $850,000. At April 30, 2000, borrowings under the revolver approximated $750,000 including accrued interest.

In February 1997, HDS entered into a seven-year sublease with the Company, which provides for minimum monthly rental payments of $9,625 and expires in 2004 [See
Note 6D]. In May 1999, these payments were reduced to $7,892 per month due to utilization of a portion of the premises by the Company. In October, 1999, the Company ceased use of this space and increased the amount of the sublease to the original monthly amount of $9,625.

In August 1997, HDS entered into a one-year management agreement with the Company subject to automatic renewal each year. The management agreement provided for an annual fee of the greater of $75,000 per annum or ten (10%) percent of the gross sales generated by the Company's sales representatives in consideration for Embryo providing HDS with administrative, marketing and management services. General and administrative expenses have been reduced by $-0-, $25,000 and $43,750 for the years ended April 30, 2000 and 1999 and for the cumulative period from inception [March 3, 1995] through April 30, 2000, respectively. On May 4, 1998, HDS notified the Company that the agreement would not be renewed effective August 1998.

On January 31, 1999, all amounts under the revolver became due. The Company requested payment from HDS for an aggregate of $667,000 which represented all monies due inclusive of interest under the revolver and all monies due under the terms of the management agreement. HDS was unable to make the required payment due to its current financial condition. The original line of credit which expired on January 31, 1999 was extended to January 31, 2001. The terms of the extension prohibit any future cash advances on the credit line and provide for repayment of an amount equal to 50% of any cash flow from operations in excess of $500,000 annually to be paid within 45 days of the fiscal year end of HDS, with any remaining outstanding balance due on January 31, 2001. The Company's management has set up a reserve of approximately $375,000 or approximately 50% of the outstanding balance at April 30, 2000 of approximately $750,000, based upon anticipated probable collectibility.
In addition, the Company has classified this receivable as a long-term asset although it is due on January 31, 2001, due to the financial condition of HDS as of April 30, 2000. Approximately $57,000 was collected through June 30, 2000.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #6
----------------------------------------


[4] License Agreements

In March 1995, the Company entered into seven license agreements for the rights to manufacture and market seven medical devices. Each of the seven agreements also provide for minimum payment obligations commencing 2 1/2 years after the dateof the agreements. On September 30, 1997, the agreements for six (6) of the devices were amended to extend the date for the first minimum payment obligation to March 31, 1998. In consideration for the extension, the aggregate first minimum payment obligation increased from $150,000 to $165,000.

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

The common stock issued under these agreements was valued at $3 per share.

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

[C] Subscription Agreements - In March 1995, the Company entered into subscription agreements in connection with a bridge loan in the aggregate amount of $300,000, [the "Bridge Loans"]. In connection with the Bridge Loan, the Company issued the aggregate amount of 180,000 Bridge Units, each Bridge
Unit consisting of one share of common stock and one Class B Warrant.
Each Class B Warrant entitles the holder to acquire one share of common stock at an exercise price of $10 per share. The warrants expired in November, 1999.
The promissory notes issued in connection with the Bridge Loan were repaid with interest at 8% on November 22, 1995, with the proceeds from the public offering. The 180,000 shares of the Company's common stock represented a financing cost of $540,000 [$3 per share] which was amortized in full upon the successful completion of the public offering.

[D] Public Offering - In November 1995, the Company completed a public offering of 1,000,000 shares of common stock at $5.00 per share for an aggregate of $5,000,000. An additional 150,000 shares were sold for gross proceeds of $750,000 to the underwriter to cover over-allotments. In addition, the underwriter received an option, for a nominal fee, to acquire 100,000 shares of common stock at an exercise price of $6.75 per share. The option, which was to expire in November 2001, has been cancelled as the underwriter ceased operations in 1997.

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

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #8
---------------------------------------


[5] Stockholders' Equity [Continued]

On June 17, 1998, the Company issued options, to three (3) directors and an employee, to purchase 1,650,000 shares of the Company's common stock at an exercise price equal to the market price on the date of the grant ($.0938) under the Incentive Stock Option Plan (See [G] below). In addition, an aggregate of 500,000 options which were granted to an officer under the terms of a prior employment agreement were amended to have an exercise price of ($.0938), the market price on the date of the amendment. These options were exercised in June 1998 for an aggregate of 2,150,000 shares.

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

[H] Loss Per Share - Loss per share was computed by dividing net loss by the weighted number of shares outstanding. Potential common shares of 200,000 have been excluded as their effect would be anti-dilutive.

[I] Reserved Shares - Common shares reserved at April 30, 2000 are as follows:

Incentive Stock Option Plan                         350,000
Non-Qualified Stock Option Plan                   2,000,000
Key Employee Options                                100,000
Other                                               100,000
                                                  ---------
Total                                             2,550,000
                                                  =========

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #9
----------------------------------------


[6] Commitments and Contingencies

[A] Litigation - The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities
Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant,manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages.

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

In August 1999, an agreement in principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange fora payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, execution of the definitive documentation and approval by the court. There can be no assurance that the settlement will be concluded. At April 30, 2000, the Company has recorded a reserve of $100,000, which is included in accounts payable and accrued expenses, for this obligation.

[B] Employment Agreements - In January 1999, the Company renewed an employment agreement with an officer. The two-year agreement provides for annual compensation of $60,000 effective January 1, 1999. The officer was also granted rights to purchase 200,000 shares of HDS common stock from the Company at a price of $1.00 per share for a period of two (2) years.

In 1995, the Company granted a former officer an option to purchase 100,000 shares of the Company's common stock exercisable commencing March 1997, at an exercise price equal to the fair market value at March 31, 1997 ($.5625). These options are exercisable over a four-year period.

[C] Consulting Agreement - In 1995, the Company entered into a four-year consulting agreement with the licensor of the medical devices discussed in
Note 4. The agreement provided for an annual consulting fee of $75,000. In addition, the consultant was issued warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $3 per share. On June 22, 1998, notice was given to licensor to terminate the agreement effective July 22, 1998. The warrants expired in November, 1999.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #10
-----------------------------------------


[6] Commitments and Contingencies [Continued]

[D] Operating Leases - On February 14, 1997, the Company entered into a seven-year operating lease for premises to be used for offices and manufacturing. The lease provides for monthly minimum lease payments of $9,625. The lease contains a five-year renewal option and provides that the Company shall pay for insurance, taxes and maintenance.
In addition, the lease contains an escalation clause based upon increases in the consumer price index for years four through seven. Effective February 14, 1997, the Company entered into a seven year sub-lease with HDS which provides for minimum monthly rental payments of $9,625 to be received, and expires in 2004. On May 1, 1999, the minimum rental payment on the sub-lease with HDS was reduced to $7,892 due to utilization of a portion of the premises by the Company. In October, 1999, the Company ceased use of this space and increased the amount of the sublease to the original monthly amount of $9,625.

In April 1998, the Company along with other co-tenants entered into a fourteen month lease for office space with an entity controlled by the former Chairman of Embryo. The Company's portion of the monthly lease payment amounted to $3,600. At April 30, 1998, the total lease payments of $50,400 were held in escrow by the landlord's attorney. The Company vacated the premises March 1, 1999 and the total lease payments of $50,400 are included in operations in the year ended April 30, 1999.

On February 10, 1999, the Company entered into a sixteen (16) month lease for office space commencing March 1, 1999. The lease provides for minimum monthly lease payments of $5,085 and is personally guaranteed by an officer of the Company.

Aggregate rent expense approximated $176,526, $176,071 and $699,897 for the years ended April 30, 2000 and 1999, and the cumulative period from inception [March 3, 1995] through April 30, 2000, respectively. Rental income from the sub-lease amounted to approximately $106,838, $115,500, and $251,213 for the years ended April 30, 2000 and 1999, and the cumulative period from inception [March 3, 1995] through April 30, 2000, respectively.

Minimum annual rentals under the leases are as follows:

Year ending                                 Rent    Sub-Lease
April 30,                                  Expense    Income
-------------                            ---------- ----------
  2001                                  $  125,670 $ 115,500
  2002                                     115,500   115,500
  2003                                     115,500   115,500
  2004                                      86,625    86,625
  2005                                         --        --
  Thereafter                                   --        --
                                       ----------- ------------
  Totals                               $   443,295 $ 433,125
                                       =========== ============

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

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #11
------------------------------------------



[7] Business Combinations

[A] In September 1995, the Company entered into an agreement to purchase certain assets and the ongoing business of the Medical Division of C.F. Electronics, Inc. ["CF"]. Under the agreement, the Company acquired the rights to CF's medical products for consideration of $450,000 which was capitalized as licensed technology, of which $45,000 was paid upon closing and the balance ($405,000) was paid on December 12, 1995 from the proceeds from the public offering. The Company also purchased CF's finished goods inventory and demonstration equipment.

In addition, the Company entered into a five year "Supply Agreement" with CF, which provides for CF to supply the Company with certain products at a price equal to CF's cost [as defined] plus 10%. The Agreement provides for minimum payments to CF during its first two years.

In October, 1999, the Company ceased sales of these medical products due to the relatively low level of sales, capital constraints and price increases by CF. The Company is presently evaluating the marketability of these rights and exploring alternative means of production of these products. At April
30, 2000, the unamortized amount of the technology approximated $155,000, of which the Company has recorded a 100% reserve based upon anticipated marketability of these rights.

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

[8] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of April 30, 2000 are as follows:

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #12
-----------------------------------------


[8] Income Taxes [Continued]

Deferred Tax Assets:
  Net Operating Loss Carryforward                          $2,477,000
  Tax Basis of Intangible Assets in Excess of Book Basis       79,000
                                                          -----------
  Total                                                     2,556,000

Deferred Tax Liability:
  Book Basis of Unearned Compensation in Excess of Tax Basis   60,000
                                                            ---------
Deferred Tax Asset                                          2,496,000
                                                            ---------
Valuation Allowance                                         2,496,000
                                                           -----------
  Net Deferred Tax Asset                                 $       --
  ---------------------                                    ============
The valuation allowance of $2,496,000 represents an increase of $658,000 over the preceding year. Net operating loss carryforwards of approximately $6,233,000 expire beginning in 2010.


A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the year ended April 30, 2000 and 1999 follows:

                                              2 0 0 0            1 9 9 9
                                              -------        ------------
Statutory Federal Income Tax Rate               (34) %           (34) %
State Income Taxes, net of Federal Effect       ( 6) %           ( 6) %
Valuation Allowance                              40  %            40  %
                                              ---------       ---------
  Effective Income Tax Rate                      --                --
                                              =========      ==========

[9] Major Customers

Customers accounting for 10% or more of revenue for the years ended April 30, 2000 and 1999 are as follows:
                                                 April 30,
                                            2000         1 9 9 9
                                         ---------      ----------
Customer A                          $      13,135     $     12,121
Customer B                          $      10,523     $     17,554
Customer C                          $       6,587     $     13,446
Customer D                          $       5,599     $     14,667
Customer E                          $       4,400     $     15,057
Customer F                          $          --     $     15,089

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #13
-----------------------------------------


[10] Fair Value of Financial Instruments

In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and due from unconsolidated investee it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

[11] Supplementary Information - Statements of Cash Flows

Cash paid during the periods for:
                                                                  Cumulative
                                                                 from Inception
                                                                  March 3,
                                            Years ended           1995 to
                                             April 30,            April 30,
                                        2 0 0 0    1 9 9 9         2 0 0 0
                                        -------   --------     -----------
Interest - Net of Capitalized Interest  $ 3,184  $ 2,457       $   10,041
                                        =======  ========      ===========

Income Taxes                            $   --   $   --        $   14,276
                                        =======  ========      ===========

HDS financed the acquisition of $600,000 of manufacturing equipment with a note payable. Additionally, $12,500 of interest expense was capitalized during the year ended April 30, 1997.

In June 1998, the Company issued an aggregate of 2,150,000 shares of common stock in exchange for an aggregate of $201,670 in promissory notes as payment for the shares.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #14
----------------------------------------

[12] Stock Options and Warrants


A summary of common stock options and warrants is as follows:
                                                              Weighted Average
                                                        Common   Exercise Price
                                                        Shares      Per Share
                                                       ------- ----------------

Options and Warrants Outstanding at March 31, 1995         --     $       --
  Granted                                               780,000          4.62
  Exercised                                                --              --
  Canceled                                                 --              --
                                                        --------  ------------
Options and Warrants Outstanding at April 30, 1995      780,000           4.62
  Granted                                               300,000           4.10
  Exercised                                                --              --
  Canceled                                                 --              --
                                                      ---------   -------------
Options and Warrants Outstanding at April 30, 1996    1,080,000           4.47
  Granted                                               200,000           3.33
  Exercised                                                --              --
  Canceled                                             (100,000)          6.75
                                                      ---------   -------------
Options and Warrants Outstanding at April 30, 1997    1,180,000           4.09
  Granted                                               450,000            .55
  Exercised                                                --              --
  Canceled                                                 --              --
                                                      ---------   ------------
Options and Warrants Outstanding at April 30, 1998    1,630,000           3.11
  Granted                                             1,650,000           0938
  Exercised                                          (2,150,000)         .0938
  Canceled                                                 --              --
                                                      ---------   ------------
Options and Warrants Outstanding at April 30, 1999    1,130,000           4.22
  Granted                                                  --              --
  Exercised                                                --              --
  Canceled                                             (930,000)          4.42
                                                      ----------  -------------
Options and Warrants Outstanding at April 30, 2000      200,000     $     3.28
                                                      ==========  =============

At April 30, 2000, all options and warrants were exercisable.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #15
-----------------------------------------

[12] Stock Options and Warrants [Continued]

The following table summarizes information about common stock options and warrants outstanding at April 30, 2000:

                             Options and Warrants Outstanding
                         --------------------------------------
                       Number          Weighted Average
                       Outstanding at     Remaining       Weighted Average
                       April 30, 2000  Contractual Life    Exercise Price
                     ---------------- -----------------  ----------------

$.56                    100,000          .92 Years              $.56
$6.00                   100,000         1.08 Years              6.00
                        -------        ------------            ------
Totals                  200,000         1.00 Year               $3.28
                        =======        ============            ======
The exercise prices of the options and warrants outstanding at April 30, 2000 range between $.56 and $6.00.

No compensation expense was recorded for the years ended April 30, 2000 and 1999.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, the net loss and loss per share for the years ended April 30, 2000 and cumulative from inception March 3, 1995 to April 30, 2000 would have been as follows:

                                                                  Cumulative
                                                               from Inception
                                                              March 3, 1995 to
                                           April 30,            April 30,
                                  2 0 0 0       1 9 9 9          2 0 0 0
                                -----------  ------------      -------------
Net Loss:
  As Reported                   $(1,152,511) $ (1,698,788)      $(9,625,756)
  Pro Forma                     $(1,152,511) $ (1,698,788)      $(9,867,116)

Net Loss Per Share:
  As Reported                   $     (.17)  $       (.26)      $     (1.81)
  Pro Forma                     $     (.17)  $       (.26)      $     (1.86)

At the grant dates, the weighted average fair value of the above options were N/A and $.09 during 2000 and 1999, respectively. Generally, stock options and warrants are exercisable upon granting and expire four years from the date of grant.

The fair value of each option granted is estimated on the grant date using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option.