Form 10QSB
period 2000-07-31
EMBRYO DEVELOPMENT CORP
filed 2000-09-14
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended July 31, 2000

                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
                      -------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
    -------------                                  -----------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                              565 Fifth Avenue
                             New York, New York
                             ------------------
                  (Address of principal executive offices)

                                   10017
                                 --------
                                (Zip Code)

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
                                                       Yes   X   No
                                                            ---


   Class                            Outstanding at September 12, 2000
-----------------                  -----------------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
               For the Three Months Ended July 31, 2000

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

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows.............................3-4

Notes to financial statements........................5-8

Management's discussion and analysis
of financial condition and plan
of operations.......................................9-12

Part II. - Other information.......................13-14

Signatures............................................15





                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                             July 31, 2000
                        -----------------------
ASSETS
--------------
CURRENT ASSETS:
  Cash                                                      $      3,687
  Accounts receivable                                                790
  Prepaid expenses and other current assets                       21,884
                                                            ------------
     Total current assets                                         26,361

PROPERTY AND EQUIPMENT AT COST,  net of accumulated
 depreciation of $28,079                                          12,925

LICENSED TECHNOLOGY AT COST, net of accumulated
 amortization of $515,595 and reserve of $155,357                 69,048

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                   40,841
OTHER ASSETS:
 Due from unconsolidated investee -
   net of reserve of $338,402                                    338,402
 Interest receivable                                              33,682
 Deposits                                                         95,881
                                                            ------------
      Total other assets                                         467,965
                                                            ------------
      Total assets                                          $    617,140
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    247,523
  Royalty payable                                                 30,000
                                                            ------------
     Total current liabilities                                   277,523
                                                            ------------

Royalty payable - long-term                                      374,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                               600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,991,267
 Unearned compensation                                          (105,000)
 Deficit accumulated during the development stage             (9,720,280)
 Notes receivable                                               (201,670)
                                                            -------------
     Total stockholders' deficit                                 (34,383)
                                                            -------------
     Total liabilities and stockholders' deficit            $    617,140
                                                            =============

                                   -1-

                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                      ------------------------------

                                        THREE MONTHS ENDED          Cumulative
                                            JULY 31,                   During
                                         2000       1999            Development
                                                                       Stage
                                     ----------- -----------       ------------
                                     (Unaudited) (Unaudited)       (Unaudited)

REVENUES                            $   (3,490)   $  28,281        $ 1,389,789
                                    -----------   ---------        ------------
COSTS AND EXPENSES:
  Cost of sales                            612       20,706          1,222,647
  General, selling
    and administrative                 127,504      205,834          6,112,118
  Royalties                                 -            -             583,593
  Research and development               1,350       25,617          1,091,377
  Amortization                          10,357       26,429            898,810
  Loss on write-off of licensed
    technology                              -            -             642,142
  Loss on write-off of inventories          -            -              10,755
  Interest income- related party       (11,847)     (14,407)          (127,736)
  Interest and other
   (income)expense                      (  586)      (4,267)           431,050
  Equity loss of operations
    of unconsolidated investee              -            -             665,374
  Provision for litigation
    settlement                              -            -             100,000
  Adjustment for
   collectibility of amount
   due from unconsolidated
   investee                            (36,356)      24,271            338,402
  Gain on sale of stock of
   unconsolidated investee                  -            -            (653,510)
                                      ---------- -----------         ----------

 Total Costs and Expenses               91,034      284,183         11,315,022
                                      ---------- -----------        -----------
LOSS BEFORE
MINORITY INTEREST                   $ ( 94,524)   $(255,902)       $(9,925,233)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY                         -            -             204,953
                                    -----------  -----------      ------------

NET LOSS                            $ ( 94,524)  $ (255,902)       $(9,720,280)
                                    ===========  ===========       ============

BASIC AND DILUTED NET
 LOSS PER SHARE                     $     (.01)  $     (.04)       $     (1.81)
                                    ===========  ===========       ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING                         6,995,000     6,995,000         5,366,719
                                     =========     =========         =========

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                    ---------------------------------

                                                 THREE MONTHS ENDED  Cumulative
                                                      JULY 31,         During
                                                    2000    1999     Development
                                                                       Stage
                                             (Unaudited) (Unaudited) (Unaudited)
                                             ----------- ----------- -----------
 OPERATING ACTIVITIES:
 Net loss                                   $ ( 94,524) $ (255,902)  $(9,720,280)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                11,532      27,887     1,560,902
   Write-off and reserve of
    licensed technology                             -           -        642,142
   Write-off of inventories                         -           -         10,755
   Gain on sale of stock of unconsolidated
    investee                                        -           -       (653,510)
   Adjustment for collectibility of amount
    due from unconsolidated investee           (36,356)    24,270        338,402
   Minority interest in loss of subsidiary          -          -        (204,953)
   Equity loss in operations of unconsolidated
    investee                                        -          -         665,374
   Provision for litigation settlement              -          -         100,000
   Non-cash consideration - other               45,000    101,250      1,991,233
   Non-cash consideration - research
    and development                                 -          -         440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                        6,838     10,900        (80,487)
      Interest receivable                       (4,067)    (4,067)        (5,500)
      Inventories                                   -      10,035        (55,791)
      Prepaid expenses and other
       current assets                           (5,832)      (169)      ( 32,384)
      Other assets                                  -     (48,540)      (243,923)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses      6,990      1,874        837,471
      Royalty payable                           (7,500)    (7,500)       404,000
                                              ---------  ---------   ------------
    Net cash operating activities - forward   ( 77,919)  (139,962)    (4,006,549)
                                              ---------  ---------   ------------

INVESTING ACTIVITIES:
 Proceeds from sale of stock of
  unconsolidated investee                           -          -         710,000
 Purchase of short-term investments                 -          -        (847,000)
 Proceeds from sale of short-term investments       -          -         847,000
 Purchase of investments in available-
   for-sale securities                              -          -      (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities                    -          -       6,129,521
 Repayment of loans to unconsolidated investee  72,712         -         331,533
 Net cash paid for asset acquisition                -          -        (200,588)
 Purchase of licensed technology                    -          -        (450,000)
 Purchase of property and equipment                 -       ( 664)    (1,036,373)
 Divestiture of cash of subsidiary                  -          -         (77,794)
                                              --------     --------   -----------
   Net cash investing activities - forward      72,712      ( 664)    (  723,222)
                                              --------     --------   -----------

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                     -------------------------------

                                                 THREE MONTHS ENDED  Cumulative
                                                      JULY 31,         During
                                                    2000    1999     Development
                                                                       Stage
                                             (Unaudited) (Unaudited) (Unaudited)
                                             ----------- ----------- -----------

Net cash - operating activities - forwarded $ ( 77,919)  $ (139,962) $ (4,006,549)

Net cash - investing activities - forwarded     72,712         (664)   (  723,222)


FINANCING ACTIVITIES:
 Proceeds from issuance of debt                     -            -        650,000
 Proceeds from issuance of stock                    -            -        120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                     -            -        150,000
 Repayment of debt                                  -            -       (550,000)
 Proceeds of stock offering, net of
  deferred costs                                    -            -      4,337,208
 Due from unconsolidated investee                   -            -         26,250
                                            ----------- -----------    ----------
   Net cash financing activities                    -            -      4,733,458
                                            ----------- -----------    ----------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                         (  5,207)    (140,626)        3,687

CASH AND CASH EQUIVALENTS at
 beginning of period                             8,894      360,516           -
                                             ----------- -----------    ----------

CASH AND CASH EQUIVALENTS at end of period   $   3,687   $  219,890     $   3,687
                                             =========== ============   ===========


                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    THREE MONTHS ENDED JULY 31, 2000

1.   Organization and Basis of Consolidation and Liquidity:

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

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to continue its product development. The Company has a working capital deficit and an accumulated deficit and no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months which raises substantial doubt about its ability to continue as a going concern. However, management continues to believe that the outstanding amount due from HDS, which is due January 31, 2001, of approximately $677,000 will be at least partially repaid during the next (6) months although it has been classified as a long-term asset based on the financial condition of HDS as of July 31, 2000. In the three months ended July 31, 2000, HDS repaid approximately $73,000 of the outstanding receivable balance to the Company. In addition, the Company's management has recorded a reserve of approximately $338,000 or approximately 50% of the outstanding balance at July 31, 2000, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next
(6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company is unable to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    THREE MONTHS ENDED JULY 31, 2000
                            (Continued)

2.  Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of July 31, 2000 and for the three month periods ended July 31, 2000 and July 31, 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2000. The results of operations for the three month periods ended July 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3.   Investment in HDS:

     As of July 31, 2000, the Company holds approximately 12.9% ownership of the common stock of HDS which is accounted for using the cost method.

     Summarized financial information for HDS, which commencing January 21, 1998, the Company accounted for using the equity method,and subsequent to January 31, 1999, the Company accounts for using the cost method, is no longer presented due to the reduction in the investment, which is currently reported at cost.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At July 31, 2000, borrowings under the revolver approximated $677,000. The Company's management has recorded a reserve of approximately $338,000 or approximately 50% of the outstanding balance at July 31, 2000, based upon anticipated probable collectibility. In addition, the Company has classified this receivable as a long-term asset although it is due on January 31, 2001, due to the financial condition of HDS as of July 31, 2000. Approximately $73,000 of the outstanding balance at April 30, 2000 was collected during the quarter ended July 31, 2000.

4.   Stockholders' Deficit:

     a.  Loss per share

     Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    THREE MONTHS ENDED JULY 31, 2000
                               (Continued)
5.   Litigation:

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

     In August 1999, an agreement in principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, execution of the definitive documentation and approval by the court. There can be no assurance that the settlement will be concluded. At April 30, 2000, the Company recorded a reserve of $100,000, which is included in accounts payable and accrued expenses, for this obligation.
                                   -7-

                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    THREE MONTHS ENDED JULY 31, 2000
                               (Continued)

6.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $1,075, $866 and $11,116 for the three months ended July 31, 2000 and 1999, and the cumulative period from inception (March 3, 1995) through July 31, 2000, respectively.

     The Company paid income taxes of $-0-, $-0- and $14,276 for the three months ended July 31, 2000 and 1999 and the cumulative period from inception (March 3, 1995) through July 31, 2000, respectively.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND PLAN OF OPERATIONS

Liquidity and Capital Resources

     The Company had a net working capital deficit of $(251,162) at July 31, 2000. Approximately $4,000 of current assets represents cash on hand. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the three months ended July 31, 2000 reflects cash used in operating activities of approximately $78,000. This use of cash is primarily attributable to general and administrative expenses and product development expenses. The cash and cash equivalents balance decreased in the three months ended July 31, 2000 by approximately $5,000, which is attributable to the cash used to fund current operations and a net repayment of the HDS credit line of approximately $73,000.

     In August 1999, an agreement of principle was entered into providing for settlement of a consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, execution of the definitive documentation and approval by the court. There can be no assurance that the settlement will be concluded. The Company has set up a reserve of $100,000 for this obligation, which is included in accounts payable and accrued expenses, as of July 31, 2000.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to continue its product development. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which is due January 31, 2001, of approximately $677,000 will be at least partially repaid during the next (6) months although it has been classified as a long-term asset based on the financial condition of HDS as of July 31, 2000. In the three months ended July 31, 2000, HDS repaid approximately $73,000 of the outstanding receivable balance to the Company. In addition, the Company's management has recorded a reserve of approximately $338,000 or approximately 50% of the outstanding balance at July 31, 2000, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND PLAN OF OPERATIONS
                                (Cont'd)


Liquidity and Capital Resources (Cont'd)

an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company is unable to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

Plan of Operations

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

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND PLAN OF OPERATIONS
                                (Cont'd)

Plan of Operations (Cont'd)

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

     In October 1999, the Company ceased sales on the C.F. Medical products due to the relatively low level of sales, capital constraints and price increases by C.F. The Company is presently evaluating the marketability of the licensed technology relating to these products and exploring alternative means of production of these products. However, even if alternative means of production of these products is found, the Company would still need to obtain additional capital to restart production, for which there can be no assurance. At July 31, 2000, the unamortized amount of this technology approximated $155,000, of which the Company set-up a 100% reserve at April 30, 2000, based upon anticipated marketability of these assets.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through July 31, 2000 is $1,389,789. This is a result of the sale of the C.F. Medical Devices of approximately $655,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $9,720,280 as of July 31, 2000. The Company is attempting to reduce operating losses through reductions in operating expenses until such time it can generate significant revenues from the sale of its products.

     The Company has temporarily halted plans to complete the development of the Self-Shielding Needle due to capital constraints. The Company intends to continue with the development as additional working capital becomes available through collection of its investee receivable or possible liquidation of certain assets. On May 26, 1998 the Company completed its 510(k)

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND PLAN OF OPERATIONS
                                (Cont'd)

Plan of Operations (Cont'd)

notification for its Safety Needle (due to regulatory restrictions and liability issues the Safety Needle is now referred to as the Self-Shielding Needle) and submitted it to the FDA. The notification was prepared with the assistance of ACT Medical, Inc. a medical device consulting and manufacturing firm located in Newton, MA. The Company's primary focus since inception has been the development of the Self-Shielding Needle. The submission of the 510(k) notification was a critical step in the development process. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The Company made design changes to the Safety Needle and performed a new clinical study. A new 510(k) submission was completed on October 16, 1998. On October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application (PMA). The Company is currently evaluating whether to submit a PMA application or to modify the device further and submit a new 510(k) application. Once this is completed, management will begin to develop its long-term strategy regarding the sale and marketing of the product. However, the Company, has not, at this time, determined the actual means by which it will implement all such plans, or whether it will be able to obtain additional capital to proceed with any such plans.

     The Company also has retained a 12.9% investment, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

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

PART II- OTHER INFORMATION
----------------------------
Item 1. - Legal Proceedings
-------------------------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages.

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

     In August 1999, an agreement of principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, execution of the definitive documentation and approval by the court. There can be no assurance that the settlement will be concluded. At April 30, 2000, the Company set up a reserve of $100,000, which is included in current liabilities, for this obligation, although at the present time the Company does not have sufficient capital to fund such payment.

Item 2. - Changes in Securities.
---------------------------------
   Not applicable.


Item 3. - Defaults Upon Senior Securities.
---------------------------------------------
   Not applicable.

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

                                Signatures
                             ---------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           EMBRYO DEVELOPMENT CORPORATION





                                          By: /s/ Matthew L. Harriton
                                              --------------------------
                                              Matthew L. Harriton
                                              President and Chief
                                              Executive Officer

                                              Chief Financial Officer


Dated: September 12, 2000