Form 10QSB
period 2000-10-31
EMBRYO DEVELOPMENT CORP
filed 2000-12-13
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                             FORM 10-QSB

 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended October 31, 2000

                                    OR

     [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to

                   Commission File Number:   0-27028

                        EMBRYO DEVELOPMENT CORPORATION
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

          Delaware                                  13-3832099
-------------------------------             ------------------------
  (State or other jurisdiction             (State or I.R.S. Employer
   incorporation of organization)           Identification Number)

                          565 Fifth Avenue
                         New York, New York
                        -------------------
              (Address of principal executive offices)

                               10017
                              -------
                             (Zip Code)

                          (212) 808-0607
                        ------------------
        (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X  No
                                                         ----    ----

    Class                             Outstanding at December 13, 2000
-----------------                    ----------------------------------
   Common Stock                                  6,995,000

                          EMBRYO DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                                 FORM 10-QSB
                               QUARTERLY REPORT
                     For the Six Months Ended October 31, 2000
                     -----------------------------------------

                                 TABLE OF CONTENTS
                                --------------------
                                                Page to Page
                                               --------------

Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows.............................3-4

Notes to financial statements........................5-9

Management's discussion and analysis
of financial condition and plan
of operations......................................10-14

Part II. - Other information.......................15-16

Signatures............................................17


                        EMBRYO DEVELOPMENT CORPORATION
                        (A Development Stage Company)
                                BALANCE SHEET
                                (Unaudited)
                              October 31, 2000
                              ----------------
ASSETS
-----------
CURRENT ASSETS:
  Cash                                                        $    619
  Prepaid expenses and other current assets                     22,424
                                                              --------
     Total current assets                                       23,043

PROPERTY AND EQUIPMENT AT COST,  net of accumulated
  depreciation of $29,227                                       11,777

LICENSED TECHNOLOGY AT COST, net of accumulated
 amortization of $515,595 and reserve of $224,405                  -0-

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                 40,841
OTHER ASSETS:
 Due from unconsolidated investee -
   net of reserve of $297,684                                  297,684
 Interest receivable                                            37,748
 Deposits                                                       95,176
                                                              --------
      Total other assets                                       430,608
                                                              --------
      Total assets                                        $    506,269
                                                          ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $    240,080
  Royalty payable                                               30,000
                                                          ------------
     Total current liabilities                                 270,080
                                                          ------------
Royalty payable - long-term                                    366,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                            600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                       700
 Additional paid-in-capital                                 9,991,267
 Unearned compensation                                       ( 60,000)
 Deficit accumulated during the development stage          (9,861,208)
 Notes receivable                                            (201,670)
                                                          ------------
     Total stockholders' deficit                             (130,311)
                                                          ------------
     Total liabilities and stockholders' deficit         $    506,269
                                                          ============

                              -1-

                          EMBRYO DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                 SIX MONTHS ENDED     THREE MONTHS ENDED     Cumulative
                                  OCTOBER 31,             OCTOBER 31,          During
                                 2000      1999        2000       1999       Development
                                                                               Stage
                               --------   ----------- ----------- ---------- -----------
                              (Unaudited) (Unaudited) (Unaudited) (Unaudited)(Unaudited)
                              ----------- ----------- ----------- ---------- -----------
REVENUES                      $   (3,490) $  39,189  $      -0- $   10,908  $ 1,389,789
                              ----------- --------- ----------- ---------- -----------
COSTS AND EXPENSES:
  Cost of sales                      612     28,944          -       8,238    1,222,647
  General, selling
    and administrative           252,892    412,897     125,388    207,063    6,237,506
  Royalties                           -          -           -          -       583,593
  Research and development         1,350     26,428          -         811    1,091,377
  Amortization                    10,357     52,857          -      26,428      898,810
  Loss on write-off and reserve
    of licensed technology        69,048         -       69,048         -       711,190
  Loss on write-off of inventories    -          -           -          -        10,755
  Interest income- related party (21,777)   (29,715)     (9,930)   (15,308)    (137,666)
  Interest and other
   (income)expense                (3,446)    (4,867)     (2,860)      (600)     428,190
  Equity loss of operations
     of unconsolidated investee       -          -           -          -       665,374
  Provision for litigation
    settlement                        -          -           -          -       100,000
  Adjustment for
   collectibility of amount
   due from unconsolidated
   investee                      (77,074)    54,014     (40,718)    29,743      297,684
  Gain on sale of stock of
   unconsolidated investee            -          -           -          -      (653,510)
                                 ---------  --------   ---------- --------    ---------

   Total Costs and Expenses      231,962    540,558     140,928    256,375   11,455,950
                                 --------   --------    --------   -------  -----------

 LOSS BEFORE
 MINORITY INTEREST            $ (235,452) $(501,369)  $(140,928) $(245,467)$(10,066,161)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY                   -          -           -          -       204,953
                              ----------  ----------  ---------- ---------- ------------
NET LOSS                      $ (235,452) $(501,369)  $(140,928) $(245,467) $(9,861,208)
                              =========== ==========  ========== ========== ============

BASIC AND DILUTED NET
  LOSS PER SHARE              $    (.03)  $    (.07)  $    (.02) $    (.04) $     (1.81)
                              =========   ==========  ========== ========== ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING                  6,995,000   6,995,000   6,995,000   6,995,000    5,439,087
                              =========   =========   =========   =========    =========

                        EMBRYO DEVELOPMENT CORPORATION
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                        ------------------------------

                                               SIX MONTHS ENDED    Cumulative
                                                 OCTOBER 31,         During
                                                 2000     1999     Development
                                                                     Stage
                                               -------    -------   -----------
                                             (Unaudited)(Unaudited) (Unaudited)
                                             ---------- ----------- -----------
 OPERATING ACTIVITIES:
 Net loss                                   $ (235,452)$ (501,369) $(9,861,208)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                12,680     55,793    1,562,050
   Write-off and reserve of
    licensed technology                         69,048         -       711,190
   Write-off of inventories                         -          -        10,755
   Gain on sale of stock of unconsolidated
    investee                                        -          -      (653,510)
   Adjustment for collectibility of amount
    due from unconsolidated investee           (77,074)    54,014      297,684
   Minority interest in loss of subsidiary          -          -      (204,953)
   Equity loss in operations of unconsolidated
    investee                                        -          -       665,374
   Provision for litigation settlement              -          -       100,000
   Non-cash consideration - other               90,000    202,500    2,036,233
   Non-cash consideration - research
    and development                                 -          -       440,000
   Changes in operating assets and liabilities:
      (Increase) decrease in assets:
      Accounts receivable                        7,628     16,823      (79,697)
      Interest receivable                       (8,133)    (8,133)      (9,566)
      Inventories                                   -      13,485      (55,791)
      Prepaid expenses and other
       current assets                           (6,372)     4,247     ( 32,924)
      Other assets                                 705   (109,026)    (243,218)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses       (453)   (10,654)     830,028
      Royalty payable                          (15,000)   (15,000)     396,500
                                              ---------  ----------  ---------
      Net cash operating activities - forward (162,423)  (297,320)  (4,091,053)
                                             ----------  ---------- -----------
INVESTING ACTIVITIES:
 Proceeds from sale of stock of
  unconsolidated investee                            -         -       710,000
 Purchase of short-term investments                  -         -      (847,000)
 Proceeds from sale of short-term investments        -         -       847,000
 Purchase of investments in available-
  for-sale securities                                -         -    (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities                     -         -     6,129,521
 Repayment of loans to unconsolidated investee  154,148        -       412,969
 Net cash paid for asset acquisition                 -         -      (200,588)
 Purchase of licensed technology                     -         -      (450,000)
 Purchase of property and equipment                  -      ( 664)  (1,036,373)
 Divestiture of cash of subsidiary                   -          -      (77,794)
                                                --------   -------  -----------
      Net cash investing activities - forward   154,148     ( 664)   ( 641,786)
                                                ---------  -------  -----------


                            EMBRYO DEVELOPMENT CORPORATION
                            (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS (Continued)
                       ---------------------------------------

                                               SIX MONTHS ENDED    Cumulative
                                                  OCTOBER 31,        During
                                                 2000    1999      Development
                                                                      Stage
                                                ------  -------   -----------
                                           (Unaudited) (Unaudited) (Unaudited)
                                           ----------- ----------- -----------
Net cash - operating activities - forwarded$ (162,423) $ (297,320) $ (4,091,053)

Net cash - investing activities - forwarded   154,148        (664)    ( 641,786)

FINANCING ACTIVITIES:
 Proceeds from issuance of debt                    -           -        650,000
 Proceeds from issuance of stock                   -           -        120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                    -           -        150,000
 Repayment of debt                                 -           -       (550,000)
 Proceeds of stock offering, net of
  deferred costs                                   -           -      4,337,208
 Due from unconsolidated investee                  -           -         26,250
                                            -----------  ----------  -----------
   Net cash financing activities                   -           -      4,733,458
                                            -----------  ----------  -----------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                        (8,275)   (297,984)           619

CASH AND CASH EQUIVALENTS at
  beginning of period                          8,894     360,516             -
                                            ----------  -----------  -----------
CASH AND CASH EQUIVALENTS at end of period $    619   $   62,532      $     619
                                           ========== =============  ===========


                                  EMBRYO DEVELOPMENT CORPORATION
                                  (A Development Stage Company)
                                  NOTES TO FINANCIAL STATEMENTS
                                           (Unaudited)
                                SIX MONTHS ENDED OCTOBER 31, 2000
                               -----------------------------------
1. Organization and Basis of Consolidation and Liquidity:
-----------------------------------------------------------
     Embryo Development Corporation (the Company) is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices. The historical financial statements included the accounts of the Company and its subsidiary, Hydrogel Design Systems, Inc.(HDS) through January 21, 1998. The assets, liabilites and operations of HDS after January 21, 1998 are not included in the financial statements of the Company as a result of a reduction in ownership and voting interest. This investment was being accounted for using the equity method of accounting subsequent to January 21, 1998 through January 31, 1999. In January 1999, the Company's share of HDS dropped below 20% and is being presented on the cost basis from then onward. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future course of operations. The Company has a working capital deficit and an accumulated deficit and no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months which raises substantial doubt about its ability to continue as a going concern. However, management continues to believe that the outstanding amount due from HDS, which is due January 31, 2001, of approximately $595,000 will be at least partially repaid during the next (6) months although it has been classified as a long-term asset based on the financial condition of HDS as of October 31, 2000. In the six months ended October 31, 2000, HDS repaid approximately $154,000 of the outstanding receivable balance to the Company. In addition, the Company's management has recorded a reserve of approximately $298,000 or approximately 50% of the outstanding balance at October 31, 2000, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next
(6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company is unable to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

                             EMBRYO DEVELOPMENT CORPORATION
                             (A Development Stage Company)
                             NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)
                          SIX MONTHS ENDED OCTOBER 31, 2000
                                     (Continued)
                         -------------------------------------
2. Basis of Presentation:
-------------------------
     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of October 31, 2000 and for the six and three month periods ended October 31, 2000 and October 31, 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2000. The results of operations for the six month periods ended October 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. Investment in HDS:
----------------------
     As of October 31, 2000, the Company holds approximately 12.9% ownership of the common stock of HDS which is accounted for using the cost method.

     Summarized financial information for HDS, which commencing January 21, 1998, the Company accounted for using the equity method,and subsequent to January 31, 1999, the Company accounts for using the cost method, is no longer presented due to the reduction in the investment, which is currently reported at cost.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At October 31, 2000, borrowings under the revolver approximated $595,000. The Company's management has recorded a reserve of approximately $298,000 or approximately 50% of the outstanding balance at October 31, 2000, based upon anticipated probable collectibility. In addition, the Company has classified this receivable as a long-term asset although it is due on January 31, 2001, due to the financial condition of HDS as of October 31, 2000. Approximately $154,000 of the outstanding balance at April 30, 2000 was collected during the six months ended October 31, 2000.

                        EMBRYO DEVELOPMENT CORPORATION
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                      SIX MONTHS ENDED OCTOBER 31, 2000
                                (Continued)
                      -----------------------------------
4. License Agreement:
-----------------------
    In March 1995, the Company entered into a license agreement, for the rights to manufacture and market a medical device, the self-shielding needle.

    On January 22, 1999, the Company amended the Licensing Agreement dated
March 31, 1995.   The amendment eliminated the "Minimum Payment Obligation"
as defined in the original agreement. The last such payment which was due on September 30, 1998 in the amount of $50,000 was paid on January 26, 1999 upon execution of the amendment.

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

     At October 31, 2000, the Company determined that the necessary government approval would not be obtained within the two (2) year term of the agreement ending January 22, 2001, since the Company has halted development of the device due to capital constraints. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement, although the Company intends to negotiate for an extension with the licensor. The remaining unamortized cost of $69,048 for this license agreement has been fully reserved for and was charged to operations in the six months ended October 31, 2000.

                     EMBRYO DEVELOPMENT CORPORATION
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)
                  SIX MONTHS ENDED OCTOBER 31, 2000
                            (Continued)
                  ----------------------------------

5. Stockholders' Deficit:
--------------------------
     a.  Loss per share

     Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

6. Litigation:
----------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages.

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

                       EMBRYO DEVELOPMENT CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    SIX MONTHS ENDED OCTOBER 31, 2000
                              (Continued)

6.  Litigation (Continued):
-----------------------------
     In August 1999, an agreement in principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, execution of the definitive documentation and approval by the court. There can be no assurance that the settlement will be concluded. At April 30, 2000, the Company recorded a reserve of $100,000, which is included in accounts payable and accrued expenses, for this obligation.

7. Supplementary Information - Statements of Cash Flows:
---------------------------------------------------------
     The Company paid interest of $2,170 and $1,733 for the six months ended October 31, 2000 and 1999, $1,075 and $866 for the three months ended October 31, 2000 and 1999, and $12,211 for the cumulative period from inception (March 3, 1995) through October 31, 2000, respectively.

     The Company has not paid income taxes for the six months ended October 31, 2000 and 1999 and for the three months ended October 31, 2000 and 1999. The Company paid income taxes of $14,276 for the cumulative period from inception (March 3, 1995) through October 31, 2000.

                         EMBRYO DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS
                   -------------------------------------------

Liquidity and Capital Resources
--------------------------------
     The Company had a net working capital deficit of $(247,037) at October 31, 2000. Approximately $1,000 of current assets represents cash on hand. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the six months ended October 31, 2000 reflects cash used in operating activities of approximately $162,000. This use of cash is primarily attributable to general and administrative expenses. The cash and cash equivalents balance decreased in the six months ended October 31, 2000 by approximately $8,000, which is attributable to the cash used to fund current operations and a net repayment of the HDS credit line of approximately $154,000.

     In August 1999, an agreement of principle was entered into providing for settlement of a consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, execution of the definitive documentation and approval by the court. There can be no assurance that the settlement will be concluded. The Company has set up a reserve of $100,000 for this obligation, which is included in accounts payable and accrued expenses, as of October 31, 2000.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future course of operations. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which is due January 31, 2001, of approximately $595,000 will be at least partially repaid during the next (6) months although it has been classified as a long-term asset based on the financial condition of HDS as of October 31, 2000. In the six months ended October 31, 2000, HDS repaid approximately $154,000 of the outstanding receivable balance to the Company. In addition, the Company's management has recorded a reserve of approximately $298,000 or approximately 50% of the outstanding balance at October 31, 2000, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or

                       EMBRYO DEVELOPMENT CORPORATION
                       (A Development Stage Company)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND PLAN OF OPERATIONS
                              (Continued)
                 ---------------------------------------------

Liquidity and Capital Resources (Continued)
--------------------------------------------
an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company is unable to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

Plan of Operations
--------------------
     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for the C.F. Medical Devices and the start-up of HDS. In March 1998, the Company decided not to make the minimum payment obligations due on six (6) of the medical devices developed by Dr. Lloyd Marks due to capital constraints. Accordingly, the unamortized cost of these licenses of $487,000 was charged to operations in the year ended April 30, 1998. In August 1998, the Company notified Dr. Marks that it was terminating these six (6) license agreements due to financial constraints.

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

                            EMBRYO DEVELOPMENT CORPORATION
                            (A Development Stage Company)
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND PLAN OF OPERATIONS
                                  (Continued)
                     --------------------------------------------
Plan of Operations (Continued)
-------------------------------
     In addition, if the Licensor terminates the agreement for any reason, the maximum royalty shall be reduced by $125,000 and all information with respect to the invention (the "Know-How") shall be returned to the licensor free and clear of any liens. If the Company terminates the agreement, the licensor may acquire the Know-How for a reduction in the remaining balance due equal to the lesser amount of $125,000 or the remaining balance due. If the Company does not obtain the necessary government approval to market the self-sheilding needle within (2) two years, the agreement shall terminate unless the Company pays the licensor an additional $250,000, which will extend the regulatory approval requirement by (2) two additional years.

    At October 31, 2000, the Company determined that the necessary government approval would not be obtained within the two (2) year term of the agreement ending January 22, 2001, since the Company has halted development of the device due to capital constraints. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement, although the Company intends to negotiate for an extension with the licensor. The remaining unamortized cost of $69,048 for this license agreement has been fully reserved for and was charged to operations in the six months ended October 31, 2000.

     In October 1999, the Company ceased sales on the C.F. Medical products due to the relatively low level of sales, capital constraints and price increases by C.F. The Company is presently evaluating the marketability of the licensed technology relating to these products and exploring alternative means of production of these products. However, even if alternative means of production of these products is found, the Company would still need to obtain additional capital to restart production, for which there can be no assurance. At October 31, 2000, the unamortized amount of this technology approximated $155,000, of which the Company set-up a 100% reserve at April 30, 2000, based upon anticipated marketability of these assets.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through October 31, 2000 is $1,389,789. This is a result of the sale of the C.F. Medical Devices of approximately $655,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $9,861,208 as of October 31, 2000. The Company is attempting to reduce operating losses through reductions in operating expenses until such time it can generate additional capital for future operations.

                   EMBRYO DEVELOPMENT CORPORATION
                   (A Development Stage Company)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND PLAN OF OPERATIONS
                         (Continued)
             --------------------------------------------

Plan of Operations (Continued)
-------------------------------
    The Company had temporarily halted plans to complete the development of the Self-Shielding Needle due to capital constraints. The license to develop the self-shielding needle will terminate on January 22, 2001, unless mutually agreeable extended terms can be negotiated with the licensor. If an acceptable amendment can be reached, the Company intends to continue with the development as additional working capital becomes available through collection of its investee receivable or possible liquidation of certain assets. On May 26, 1998 the Company completed its 510(k) notification for its Safety Needle (due to regulatory restrictions and liability issues the Safety Needle is now referred to as the Self-Shielding Needle) and submitted it to the FDA. The Company's primary focus since inception has been the development of the Self-Shielding Needle. The submission of the 510(k) notification was a critical step in the development process. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The Company made design changes to the Safety Needle and performed a new clinical study. A new 510(k) submission was completed on October 16, 1998. On October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application (PMA). The Company was evaluating whether to submit a PMA application or to modify the device further and submit a new 510(k) application. This process was halted due to a deficiency of capital. The Company, has not, at this time, determined whether it will be able to obtain additional capital to proceed with any such plans. In addition, no assurance can be made with respect to the license for the self-shielding needle, which will terminate on January 22, 2001, unless the Company can negotiate mutually acceptable terms with the licensor for an extension of time to obtain government approval.

     The Company also has retained a 12.9% investment, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

                          EMBRYO DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND PLAN OF OPERATIONS
                              (Continued)
                   -------------------------------------------
Plan of Operations (Continued)
------------------------------
     However, no assurance can be made with respect to the viability of the Company in the long term. Realization of the revenue potential of the Self-Shielding Needle will require an extension of the license agreement which will otherwise terminate in January, 2001 and additional capital expenditures and other expenses. Management anticipates that to meet such needs would require raising additional funds from either the debt or equity markets. Alternatively, the Company may need to consider liquidating some of its assets to meet cash requirements. No assurances can be made as to the success of these working capital raising alternatives.

PART II- OTHER INFORMATION
----------------------------
Item 1. - Legal Proceedings
-----------------------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages.

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

Item 2. - Changes in Securities.
----------------------------------
   Not applicable.

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

   (B) Reports on Form 8-K:

       None.

                             Signatures
                          -----------------
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           EMBRYO DEVELOPMENT CORPORATION



                                              By: /s/ Matthew L. Harriton
                                              ---------------------------
                                              Matthew L. Harriton
                                              President and Chief
                                              Executive Officer

                                              Chief Financial Officer


Dated: December 13, 2000