Form 10QSB
period 2001-01-31
EMBRYO DEVELOPMENT CORP
filed 2001-03-16
CIK 945439

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended January 31, 2001

                                   OR

   [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from      to

             Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
            ----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

               Delaware                      13-3832099
      ----------------------              -----------------
    (State or other jurisdiction          (State or I.R.S. Employer
    incorporation of organization)        Identification Number)

                          565 Fifth Avenue
                         New York, New York
                   ---------------------------------
               (Address of principal executive offices)

                             10017
                           --------
                          (Zip Code)

                       (212) 808-0607
                  ----------------------------
     (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X  No
                                                                 ---


        Class                             Outstanding at March 12, 2001
    ------------                          ------------------------------
    Common Stock                                   6,995,000

                       EMBRYO DEVELOPMENT CORPORATION
                       (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
                For the Nine Months Ended January 31, 2001
                -------------------------------------------
                           TABLE OF CONTENTS

                                                     Page to Page
                                                     -------------


Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows.............................3-4

Notes to financial statements........................5-9

Management's discussion and analysis
of financial condition and plan
of operations......................................10-13

Part II. - Other information.......................14-15

Signatures............................................16


                           EMBRYO DEVELOPMENT CORPORATION
                           (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)
                                January 31, 2001
                           -------------------------------
ASSETS
---------------
CURRENT ASSETS:
  Cash and cash equivalents                                    $  3,171
  Prepaid expenses and other current assets                      19,715
                                                               --------
     Total current assets                                        22,886

PROPERTY AND EQUIPMENT AT COST,  net of accumulated
 depreciation of $30,363                                         10,642

LICENSED TECHNOLOGY AT COST, net of accumulated
 amortization of $294,643 and reserve of $155,357                   -0-

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                  40,841
OTHER ASSETS:
 Due from unconsolidated investee -
  net of reserve of $258,112                                    258,112
 Interest receivable                                             41,815
 Deposits                                                        95,176
                                                                -------
      Total other assets                                        395,103
                                                                -------
      Total assets                                         $    469,472
                                                           ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                    $    241,933
 Royalty payable                                                30,000
                                                          ------------
    Total current liabilities                                  271,933
                                                          ------------
Royalty payable - long-term                                    359,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                             600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                        700
 Additional paid-in-capital                                  9,991,267
 Unearned compensation                                        ( 15,000)
 Deficit accumulated during the development stage           (9,937,358)
 Notes receivable                                             (201,670)
                                                            -----------
        Total stockholders' deficit                           (161,461)
                                                            -----------
        Total liabilities and stockholders' deficit        $   469,472
                                                           ============




                          EMBRYO DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS



                                NINE MONTHS ENDED     THREE MONTHS ENDED      Cumulative
                                  JANUARY 31,             JANUARY 31,           During
                                 2001      2000        2001       2000        Developent
                                                                                Stage
                              ----------- ----------- ----------- ----------- -----------
                              (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                              ----------- ----------- ----------- ----------- -----------
REVENUES                    $   (3,590)  $  40,784    $     (100) $    1,595  $ 1,389,689
                            -----------  ---------    ----------- ----------  -----------
COSTS AND EXPENSES:
  Cost of sales                    612      30,472            -        1,528    1,222,647
  General, selling
  and administrative           379,926     590,489       127,034     177,592    6,364,540
  Royalties                         -           -             -           -       583,593
  Research and development       1,350      26,428            -           -     1,091,377
  Amortization                  10,357      79,286            -       26,429      898,810
  Loss on write-off and reserve
    of licensed technology      69,048     100,000            -      100,000      711,190
  Loss on write-off of
   inventories                      -           -             -           -        10,755
  Interest income-related
   party                       (29,814)    (45,481)      (8,037)     (15,766)    (145,703)
  Interest and other
   (income)expense              (6,821)     (6,180)      (3,375)      (1,313)     424,815
  Equity loss of operations
   of unconsolidated investee       -           -            -            -       665,374
  Provision for litigation
    settlement                      -           -            -            -       100,000
  Adjustment for
   collectibility of amount
   due from unconsolidated
   investee                   (116,646)     57,181      (39,572)       3,167      258,112
  Gain on sale of stock of
   unconsolidated investee          -           -            -            -      (653,510)
                              --------     --------    ----------    --------  ------------
    Total Costs and Expenses   308,012     832,195       76,050      291,637   11,532,000
                              --------     --------    ----------    --------  ------------

LOSS BEFORE
 MINORITY INTEREST          $ (311,602)  $(791,411)   $( 76,150)   $(290,042)$(10,142,311)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY                 -           -            -            -       204,953
                            -----------  -----------  ---------    ---------- ------------

NET LOSS                    $ (311,602) $ (791,411)  $ ( 76,150)   $(290,042) $(9,937,358)
                            =========== ============ ===========   ========== ============
BASIC AND DILUTED NET
 LOSS PER SHARE             $     (.04) $     (.11)  $     (.01)   $    (.04) $     (1.81)
                            ===========  =========== ===========   ========== ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING                  6,995,000   6,995,000    6,995,000   6,995,000    5,505,296
                            ===========  =========== ===========   ========== ============

                          EMBRYO DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                          -------------------------------


                                              NINE MONTHS ENDED       Cumulative
                                                JANUARY 31,            During
                                               2001       2000        Development
                                                                     Stage
                                              ------      -----       -----------
                                           (Unaudited) (Unaudited)    (Unaudited)
                                           ----------  ------------   -----------
 OPERATING ACTIVITIES:
 Net loss                                  $ (311,602) $ (791,411)    $(9,937,358)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                13,815      83,035       1,563,185
  Write-off and reserve of
   licensed technology                         69,048     100,000         711,190
  Write-off of inventories                         -           -           10,755
  Gain on sale of stock of unconsolidated
   investee                                        -           -         (653,510)
  Adjustment for collectibility of amount
   due from unconsolidated investee          (116,646)     57,181         258,112
  Minority interest in loss of subsidiary          -          -          (204,953)
  Equity loss in operations of unconsolidated
   investee                                        -          -           665,374
  Provision for litigation settlement              -          -           100,000
  Non-cash consideration - other              135,000     303,750       2,081,233
  Non-cash consideration - research
   and development                                 -          -           440,000
   Changes in operating assets and liabilities:
    (Increase) decrease in assets:
    Accounts receivable                         7,628      20,963         (79,697)
    Interest receivable                       (12,200)    (12,200)        (13,633)
    Inventories                                    -       14,813         (55,791)
    Prepaid expenses and other
     current assets                            (3,663)     10,096         (30,215)
    Other assets                                  705    (115,360)       (243,218)
    Increase (decrease) in liabilities:
    Accounts payable and accrued expenses       1,400        (472)        831,881
    Royalty payable                           (22,500)    (22,500)        389,000
                                             ---------   ----------     ---------
    Net cash operating activities - forward  (239,015)   (352,105)     (4,167,645)
                                             ---------   ----------    -----------

INVESTING ACTIVITIES:
 Proceeds from sale of stock of
  unconsolidated investee                          -           -          710,000
 Purchase of short-term investments                -           -         (847,000)
 Proceeds from sale of short-term investments      -           -          847,000
 Purchase of investments in available-
  for-sale securities                              -           -       (6,129,521)
 Proceeds from sale of investments in
  available-for-sale securities                    -           -        6,129,521
 Repayment of loans to unconsolidated
  investee                                    233,292          -          492,113
 Net cash paid for asset acquisition               -           -         (200,588)
 Purchase of licensed technology                   -           -         (450,000)
 Purchase of property and equipment                -        ( 664)     (1,036,373)
 Divestiture of cash of subsidiary                 -           -          (77,794)
                                             ----------   ---------    -----------
   Net cash investing activities - forward    233,292       ( 664)      ( 562,642)
                                             ----------   ---------    -----------

                                                -3-


                                  EMBRYO DEVELOPMENT CORPORATION
                                  (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS (Continued)
                              --------------------------------------

                                               NINE MONTHS ENDED      Cumulative
                                                  JANUARY 31,           During
                                                  2001   2000         Development
                                                                        Stage
                                                 -----   ------       -----------
                                            (Unaudited) (Unaudited)   (Unaudited)
                                            ----------  ----------    ------------
Net cash - operating activities - forwarded $ (239,015) $ (352,105)  $ (4,167,645)

Net cash - investing activities - forwarded    233,292        (664)     ( 562,642)

FINANCING ACTIVITIES:
 Proceeds from issuance of debt                     -           -         650,000
 Proceeds from issuance of stock                    -           -         120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                     -           -         150,000
  Repayment of debt                                 -           -        (550,000)
 Proceeds of stock offering, net of
  deferred costs                                    -           -       4,337,208
 Due from unconsolidated investee                   -           -          26,250
                                            ----------   ----------     ---------
   Net cash financing activities                    -           -       4,733,458
                                            ----------   ----------     ----------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                         ( 5,723)    (352,769)         3,171

CASH AND CASH EQUIVALENTS at
 beginning of period                            8,894      360,516             -
                                           -----------   ----------     ----------
CASH AND CASH EQUIVALENTS at end of period  $   3,171   $    7,747    $     3,171
                                           ===========  ===========   ============


                        EMBRYO DEVELOPMENT CORPORATION
                        (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                      NINE MONTHS ENDED JANUARY 31, 2001
                     ------------------------------------
   1.Organization and Basis of Consolidation and Liquidity:
   --------------------------------------------------------
     Embryo Development Corporation (the Company) is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices. The historical financial statements included the accounts of the Company and its subsidiary, Hydrogel Design Systems, Inc.(HDS) through January 21, 1998. The assets, liabilites and operations of HDS after January 21, 1998 are not included in the financial statements of the Company as a result of a reduction in ownership and voting interest. This investment was being accounted for using the equity method of accounting subsequent to January 21, 1998 through January 31, 1999. In January 1999, the Company's share of HDS dropped below 20% and is being presented on the cost basis from then onward. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future course of operations. The Company has a working capital deficit and an accumulated deficit and no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months which raises substantial doubt about its ability to continue as a going concern. However, management continues to believe that the outstanding amount due from HDS, which was due January 31, 2001 (see Note 3), of approximately $516,000 will be at least partially repaid during the next (6) months although it has been classified as a long-term asset based on the financial condition of HDS as of January 31, 2001. In the nine months ended January 31, 2001, HDS repaid approximately $233,000 of the outstanding receivable balance to the Company. In addition, the Company's management has recorded a reserve of approximately $258,000 or approximately 50% of the outstanding balance at January 31, 2001, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company is unable to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2001
                               (Continued)
                  ------------------------------------
   2.Basis of Presentation:
   ------------------------
     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of January 31, 2001 and for the nine and three month periods ended January 31, 2001 and January 31, 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2000. The results of operations for the nine month periods ended January 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

   3.Investment in HDS:
   --------------------
     As of January 31, 2001, the Company holds approximately 12.8% ownership of the common stock of HDS which is accounted for using the cost method.

     Summarized financial information for HDS, which commencing January 21, 1998, the Company accounted for using the equity method,and subsequent to January 31, 1999, the Company accounts for using the cost method, is no longer presented due to the reduction in the investment, which is currently reported at cost.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At January 31, 2001, borrowings under the revolver approximated $516,000. On January 31, 2001, all amounts under the revolver became due. The Company requested payment from HDS for an aggregate of $516,000 which represents all monies due inclusive of interest under the revolver and all monies due under the terms of a previous management agreement. HDS was unable to make the required payment due to its current financial condition. The Company and HDS are presently negotiating extended payment terms. The Company's management has recorded a reserve of approximately $258,000 or approximately 50% of the outstanding balance at January 31, 2001, based upon anticipated probable collectibility. In addition, the Company has classified this receivable as a long-term asset although it was due on January 31, 2001, due to the financial condition of HDS as of January 31, 2001. Approximately $233,000 of the outstanding balance at April 30, 2000 was collected during the nine months ended January 31, 2001.

                       EMBRYO DEVELOPMENT CORPORATION
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                     NINE MONTHS ENDED JANUARY 31, 2001
                               (Continued)
                     ----------------------------------
   4.License Agreement:
   --------------------
    In March 1995, the Company entered into a license agreement, for the rights to manufacture and market a medical device, the self-shielding needle.

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

    In addition, if the Company did not obtain the necessary government approval to market the self-shielding needle within two (2) years, the agreement would terminate unless the Company paid the licensor an additional $250,000, to extend the regulatory approval requirement by two (2) additional years.

     On January 22, 2001, the agreement effectively terminated as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement. The remaining unamortized cost of $69,048 for this license agreement was charged to operations in the nine months ended January 31, 2001.

   5.Stockholders' Deficit:
   ------------------------
     a.  Loss per share

     Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

                         EMBRYO DEVELOPMENT CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                      NINE MONTHS ENDED JANUARY 31, 2001
                                 (Continued)
                      ----------------------------------
   6.Litigation:
   -------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages.

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

                          EMBRYO DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                        NINE MONTHS ENDED JANUARY 31, 2001
                                  (Continued)
                       ------------------------------------

   7. Supplementary Information - Statements of Cash Flows:
   --------------------------------------------------------
     The Company paid interest of $2,822 and $2,394 for the nine months ended January 31, 2001 and 2000, $652 and $661 for the three months ended January 31, 2001 and 2000, and $12,863 for the cumulative period from inception (March 3, 1995) through January 31, 2001, respectively.

     The Company has not paid income taxes for the nine months ended January 31, 2001 and 2000 and for the three months ended January 31, 2001 and 2000. The Company paid income taxes of $14,276 for the cumulative period from inception (March 3, 1995) through January 31, 2001.

                           EMBRYO DEVELOPMENT CORPORATION
                           (A Development Stage Company)
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND PLAN OF OPERATIONS
                       ------------------------------------------
Liquidity and Capital Resources
--------------------------------
     The Company had a working capital deficit of $(249,047) at January 31, 2001. Approximately $3,000 of current assets represents cash on hand. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the nine months ended January 31, 2001 reflects cash used in operating activities of approximately $239,000. This use of cash is primarily attributable to general and administrative expenses. The cash and cash equivalents balance decreased in the nine months ended January 31, 2001 by approximately $6,000, which is attributable to the cash used to fund current operations and a net repayment of the HDS credit line of approximately $233,000.

     In August 1999, an agreement of principle was entered into providing for settlement of a consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, execution of the definitive documentation and approval by the court. There can be no assurance that the settlement will be concluded. The Company has set up a reserve of $100,000 for this obligation, which is included in accounts payable and accrued expenses, as of January 31, 2001.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future course of operations. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which was due January 31, 2001, of approximately $516,000 will be at least partially repaid during the next (6) months although it has been classified as a long-term asset based on the financial condition of HDS as of January 31, 2001. On January 31, 2001, all amounts under the revolver became due. The Company requested payment from HDS for an aggregate of $516,000 which represents all monies due inclusive of interest under the revolver and all monies due under the terms of a previous management agreement. HDS was unable to make the required payment due to its current financial condition. The Company and HDS are presently negotiating extended payment terms. In the nine months ended January 31, 2001, HDS

                         EMBRYO DEVELOPMENT CORPORATION
                         (A Development Stage Company)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATIONS
                                   (Continued)
                 ----------------------------------------------
Liquidity and Capital Resources (Continued)
-------------------------------------------
repaid approximately $233,000 of the outstanding receivable balance to the Company. In addition, the Company's management has recorded a reserve of approximately $258,000 or approximately 50% of the outstanding balance at January 31, 2001, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company is unable to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

Plan of Operations
------------------
     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for the C.F. Medical Devices and the start-up of HDS. In March 1998, the Company decided not to make the minimum payment obligations due on six (6) of the medical devices developed by Dr. Lloyd Marks due to capital constraints. Accordingly, the unamortized cost of these licenses of $487,000 was charged to operations in the year ended April 30, 1998. In August 1998, the Company notified Dr. Marks that it was terminating these six (6) license agreements due to financial constraints.

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

                           EMBRYO DEVELOPMENT CORPORATION
                           (A Development Stage Company)
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND PLAN OF OPERATIONS
                                    (Continued)
                      ------------------------------------------
Plan of Operations (Continued)
------------------------------
     In addition, if the Company did not obtain the necessary government approval to market the self-shielding needle withing two (2) years, the agreement would terminate unless the Company paid the licensor an additional $250,000, to extend the regulatory approval requirement by two (2) additional years.

     On January 22, 2001, the agreement effectively terminated as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement. The remaining unamortized cost of $69,048 for this license agreement was charged to operations in the nine months ended January 31, 2001.

     In October 1999, the Company ceased sales on the C.F. Medical products due to the relatively low level of sales, capital constraints and price increases by C.F. The Company is presently evaluating the marketability of the licensed technology relating to these products and exploring alternative means of production of these products. However, even if alternative means of production of these products is found, the Company would still need to obtain additional capital to restart production, for which there can be no assurance. At January 31, 2001, the unamortized amount of this technology approximated $155,000, of which the Company set-up a 100% reserve at April 30, 2000, based upon anticipated marketability of these assets.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through January 31, 2001 is $1,389,689. This is a result of the sale of the C.F. Medical Devices of approximately $655,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $9,937,358 as of January 31, 2001. The Company is attempting to reduce operating losses through reductions in operating expenses until such time it can generate additional capital for future operations.

                        EMBRYO DEVELOPMENT CORPORATION
                        (A Development Stage Company)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND PLAN OF OPERATIONS
                                (Continued)
                 ------------------------------------------
Plan of Operations (Continued)
------------------------------
    The Company had temporarily halted plans to complete the development of the Self-Shielding Needle due to capital constraints. On January 22, 2001, the license agreement effectively terminated as the Company could not obtain the necessary government approval within the two (2) year term as required in the agreement. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement.

     The Company also has retained a 12.8% investment, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

     However, no assurance can be made with respect to the viability of the Company in the long term. Management anticipates that to meet current operating costs and to evaluate its future course of operations would require raising additional funds from either the debt or equity markets.
Alternatively, the Company may need to consider liquidating some of its assets to meet cash requirements. No assurances can be made as to the success of these working capital raising alternatives.

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


Dated: March 13, 2001