Form 10KSB
period 2001-04-30
EMBRYO DEVELOPMENT CORP
filed 2001-08-13
CIK 945439

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                          REPORT ON FORM 10-KSB

      [X]  Annual Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

      For the fiscal year ended April 30, 2001

               Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from ___________________ to ___________________.

Commission File No. 0-27028
                    -------
                            EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------------
                  (Exact name of registrant as specified in its charter)

        Delaware                                           13-3832099
   -----------------                                      ------------
  (State of or other jurisdiction                        (IRS Employer
   of incorporation or organization)                   Identification No.)

565 Fifth Avenue
New York, New York                                           10017
----------------------                                    ----------
(Address of Principal                                     (Zip Code)
   Executive Officers)

Registrant's telephone number, including area code:   (212) 808-0607

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $.0001 per share
                      ------------------------------------------
                                  (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of July 27, 2001, was approximately $318,437.

     Number of shares outstanding of the issuers common stock, as of July 27, 2001, was 6,995,000.
                        DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                      PART I
                                     --------
Item 1.  BUSINESS.
         ---------
     Embryo Development Corporation, is a development stage Delaware corporation (the "Company" or "Embryo"), which was organized in March 1995 to develop, acquire, manufacture and market various bio-medical devices. The Company had licensed a patent for a product which was being developed to be sold in the medical field. The Company has not derived any significant revenues since its inception. In addition, the Company holds patents for products in two (2) distinct market segments; emergency medical equipment and peritoneal dialysis warming devices.

     The Company was a licensee to seven (7) license agreements (the "License Agreements") and two (2) royalty sharing agreements (the "Royalty Sharing Agreements") with Dr. Lloyd Marks which provided for the exclusive license of seven medical devices and the sharing of royalties of two (2) medical devices, all of which had been developed by Dr. Marks ("Marks Medical Devices"). The Marks Medical Devices included a self-shielding needle, adjustable blood pressure cuff, a multi-function fluid communication control system and stereoscopic fluoroscopy apparatus. On August 21, 1998 the Company notified
Dr. Marks that it was terminating the License  agreements with respect to six
(6) of the devices as it could not make the minimum payments  required under the agreements; these devices included the adjustable blood pressure cuff, a multi-function fluid communication control system and stereoscopic
fluoroscopy apparatus.    The minimum payment obligations with respect to the
self-shielding needle were made in accordance with the terms of the original agreement and that License Agreement was retained and later amended as to the minimum payment obligations on January 22, 1999. See "Certain Transactions".
In January, 2001, the license agreement for the seventh device, the self-shielding needle, effectively terminated as the Company could not obtain the necessary government approval within the required twenty-four (24) month timeframe in the amended license agreement since the Company had halted development of the device due to capital constraints. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

     The termination of the above license agreements follows a determination by management to conserve capital and that the seven products licensed could not profitably be developed and commercially marketed by the Company at this time. However, management of the Company believes its relationship with Dr. Marks continues to be good.

In addition, Dr. Marks has given the Company a right of first refusal on any devices he should develop in the future.

     The Company holds patents to five (5) other medical devices and is the exclusive licensee of one (1) medical device in the areas of emergency medical equipment and peritoneal dialysis warming devices ("C.F. Medical Devices").
Two (2) of the devices, the Hot-Sack II(TM) and Hot-SackII+(TM), are used in connection with the warming of peritoneal dialysis solution. Four (4) of the devices, Hot-Sack(R), Res-Q-Air(R), Therm-O-Drug(TM) and an electronic stethoscope, are devices used for emergency rescue operations and by other emergency medical technicians. Three of the devices (Hot-Sack(R), Res-Q-Air(R) and Therm-O-Drug(TM) have received all necessary regulatory approval under the "510(k) review" process of the U.S. Food and Drug Administration
(" FDA") and the Company believes that the additional two (2) products (Hot-Sack II(TM) and Hot-Sack II+(TM) are covered by the FDA's approval of Hot-Sack(R) or would independently qualify for 510(k) approval. The Company has received minimal sales revenues from such product sales. In October, 1999, the Company ceased sales on these medical products due to the relatively low level of sales, capital constraints and price increases by the manufacturer. The Company is presently evaluating the marketability of these patents and exploring alternative means of production of these products. However, even if alternative means of production of these products is found, the Company would still need to obtain additional capital to restart production, for which there can be no assurance.

     The Company also holds a 12.7% minority investment interest in Hydrogel Design Systems, Inc. ("HDS"), a privately held company engaged in the manufacturing, marketing, selling and distribution of hydrogel materials. Hydrogel is a product used in wound care as well as a component of a variety of medical devices including cardiac defibrillator pads and various types of electrodes. HDS was partially financed through a long-term note and security agreement between HDS and Becton Dickinson Transdermal Systems, a division of Becton Dickinson and Company, a customer of HDS and a manufacturer and distributor of medical devices and diagnostic systems. See "Certain Transactions."

CF MEDICAL DEVICES
------------------
Emergency Medical Devices and Peritoneal Dialysis Devices

     The Company owns three (3) medical devices, Hot-Sack(R), Therm-o-Drug(TM) and an electronic stethoscope, and is the exclusive licensee of one (1) medical device, Res-Q-Air(TM), all of which are used in medical rescue operations by ambulances and other emergency medical technicians. In addition, the Company owns two (2) devices, Hot-Sack II(TM) and Hot Sack II+(TM), that are used in the warming of peritoneal dialysis solution. The Company has received minimal revenues from sales of such products. In October, 1999, the Company ceased sales on these medical products due to the relatively low level of sales, capital constraints and price increases by the manufacturer. The Company is presently evaluating the marketability of these patents and exploring alternative means of production of these products. However, even if alternative means of production of these products is found, the Company would still need to obtain additional capital to restart production for which there can be no assurance.

Hydrogel Design Systems
-----------------------
     The major focus of HDS, in which the Company has a 12.7% minority investment interest, is the manufacture of hydrogel materials, on an original equipment manufacturer ("OEM") basis, for the manufacture of medical devices, drug delivery products, wound care and cosmetics products. Hydrogel is manufactured by introducing a polymer (solid) into water, creating a feed mix. The feed mix is used to coat a web material (or scrim) and two outer linings are applied creating sheets of hydrogel. These sheets are then introduced to a high energy field, which is accomplished by using an electron beam accelerator. The introduction of a high energy field causes the release of hydrogen atoms which in turn causes carbon molecule covalent bonding. This is commonly referred to as crosslinking. This creates longer chains of the polymer in the gel which increases its molecular integrity, giving the gel unique characteristics which make it useful in a variety of products. By varying the percent of solids in the feed mix, the amount of crosslinking (which is determined by the amount of energy introduced), the type of polymer, scrim and lining used, a wide variety of gels with distinctly different characteristics may be produced.

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

     Management will determine the appropriate marketing strategy for any products which are developed in the future as these products come to market.


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

     Management believes, although there can be no assurance, that the Company will be able to obtain sources of manufacturing supply for its products that will satisfy the foregoing requirements, should manufactuting operations be restarted.

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

      Three (3) of the medical devices that the Company acquired from C.F. have been approved by the FDA for commercial sale under a review process known as "510(k) review" and the Company believes that an additional two (2) products (Hot-Sack II(TM) and Hot-Sack II+(TM) are covered by the FDA's approval of Hot Sack(R) or would qualify independently for 510(k) approval. In the 510(k) review process, a manufacturer is mandated to demonstrate that a proposed product is "substantially equivalent" to another product that was in commercial distribution in the United States before May 26, 1976, in which event the review process can take anywhere from three months to more than one year before FDA grants clearance of the 510(k) pre-market notification. In cases where there is no existing FDA-approved product "substantially equivalent" to the new proposed product, the product is considered a "new" product. The new product requires a Pre-Market Application ("PMA") which is a lengthier and more burdensome process and a process which will require FDA approval prior to the product entering commercial distribution. On May 26, 1998 the Company completed its 510(k) notification for its Self-Shielding Needle and submitted it to the FDA. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The Company made design changes to the Self-Shielding Needle and performed a new clinical study. A new 510(k) submission was completed on October 16, 1998.
On October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application
(PMA). The Company halted plans to complete the development of the Self-Shielding Needle due to capital constraints. In January, 2001, the license agreement for the self-shielding needle, effectively terminated, as the Company could not obtain the necessary government approval within the required twenty-four (24) month timeframe in the license agreement. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

     After clearance is given, the FDA has the power to withdraw the clearance or require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time consuming and can delay the marketing and sale of any of the Company's products which may be developed in the future.

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

     The Company owns the patent for the Hot Sack and the exclusive license to the Res-Q-Air, which has been issued a United States patent. There can be no assurance that future pending patent applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented by competitors. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company also holds a registered trademark on Hot-Sack(R) and on SmartMed(TM) which was used on products in the past and may be used on future products.


Product Liability Insurance
---------------------------
     Companies in the health care market are subject to lawsuits alleging negligence, product liability and other legal theories, many of which involve large claims and significant defense costs. The Company could be subject to claims alleging personal injuries resulting from the use of its products.
The Company has obtained product liability insurance since it has commenced sales of its products. However, there can be no assurance that such policies will be sufficient to cover potential claims or the costs of any resulting litigation or that a policy can be maintained in force at an acceptable cost to the Company. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and results of operations. In addition, claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation. The Company currently has product liability coverage of $1,000,000 and a $9,000,000 excess liability policy.


Employees
----------
     As of July 27, 2001, the Company employed three (3) full time persons, including one (1) in sales marketing and product development, and two (2) in general administration and finance. The Company has never had a work stoppage and its employees are not represented by a labor organization. The Company considers its employee relations to be good.

Item 2.  PROPERTIES.
         -----------
     The Company's corporate headquarters are in New York City.   On February
10, 1999, theCompany entered into a sixteen (16) month lease commencing March 1, 1999, for office space which was personally guaranteed by an officer of the

Company. Commencing July 1, 2000, the Company has continued to rent the space
on a month to month basis.  See "Certain Transactions."   The Company
believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.

     In addition, in February 1997, the Company leased a 16,500 square foot facility in Langhorne , PA. The lease is for a term of seven years with an annual rent of $116,000 which increases to $119,000 per annum over the term of the lease. The entire facility was subleased to HDS for the full rental amount through April 30, 1999. On May 1, 1999, the amount of the sublease to HDS was reduced to approximately 82% pro-rata share as the Company began to utilize a portion of the premises. In October, 1999, the Company ceased use of this space and increased the amount of the sublease to the full rental amount. In February, 2000, the annual rent was increased to $123,000 as per the escalation clause in the lease.


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

     In August 1999, an agreement of principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr.
Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. In June 2001, definitive settlement documents were executed.The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending court review of the settlement. The settlement is contingent upon, among other things, approval by the court. There can be no assurance that the settlement will be concluded.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------
     No matters were submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------
     The Company's securities commenced trading in the over-the-counter market on the effectiveness of the Company's Initial Public Offering on November 18, 1995 in the form of Common Stock. The Common Stock was regularly quoted and traded on the NASDAQ system through October 1998.

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

     The following table indicates the high and low bid prices for the Company's Common Stock for the period up to June 30, 2001 based upon information supplied by the NASDAQ and OTC-Bulletin Board system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock
------------
                                        Quoted Bid Price
                                         High     Low
                                        ------  ------
     1999 Calendar Year
     ------------------
     First Quarter                      1/16      .02
     Second Quarter                      .08      .02
     Third Quarter                       .10      .00
     Fourth Quarter                      .03      .00

     2000 Calendar Year
     ------------------
     First Quarter                       .42      .00
     Second Quarter                      .20      .09
     Third Quarter                       .09      .05
     Fourth Quarter                      .10      .00

     2001 Calendar Year
     ------------------
     First Quarter                       1/16     .00
     Second Quarter                      1/16     .05

     On July 27, 2001, the closing price of the Common Stock as reported on the OTC-Bullletin Board was $.0625 On July 27, 2001, there were 662 holders of record of common stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------
Liquidity and Capital Resources
-------------------------------
     The Company had a net working capital deficit of $(215,789) at April 30, 2001. Approximately $1,000 of current assets represents cash on hand. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the year ended April 30, 2001 reflects cash used in operating activities of approximately $306,000. This use of cash is primarily attributable to general and administrative expenses and product development expenses. The cash and cash equivalents balance decreased in the year ended April 30, 2001 by approximately $8,000, which is attributable to the cash used to fund current operations. In addition, a net repayment of the HDS credit line of approximately $298,000 was used to fund current operations.

     In August 1999, an agreement of principle was entered into providing for settlement of a consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr.
Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, a pproval by the court. There can be no assurance that the settlement will be concluded. In the year ended April 30, 2000, the Company recorded a reserve of $100,000 for this obligation. In June 2001, definitive settlement documents were executed. The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company has remitted the funds and the note to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending court review of the settlement. The Company recorded a long-term note payable in the amount of $75,000 at April 30, 2001.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future course of operations. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which has been extended and is due September 30, 2002, of approximately $451,000 will be at least partially repaid during the next (6) months. During the year ended April 30, 2001, HDS repaid approximately $299,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to April 30, 2001. In addition, the Company's management has set up a reserve of approximately $225,000 or approximately 50% of the outstanding balance at April 30, 2001, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.


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

     On January 22, 2001, the agreement effectively terminated as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement. The remaining unamortized cost of $69,048 for this license agreement was charged to operations in the year ended April 30, 2001.

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

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through April 30, 2001 is $1,394,149. This is a result of the sale of the C.F. Medical Devices of approximately $659,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $10,015,921 as of April 30, 2001. The Company is attempting to reduce operating losses through reductions in operating expenses until such time it can generate additional capital for future operations.

Plan of Operation
------------------
      The Company had temporarily halted plans to complete the development of the Self-Shielding Needle due to capital constraints. On January 22, 2001, the license agreement effectively terminated as the Company could not obtain the necessary government approval with the two (2) year term as required in the agreement. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement.

      The Company also has retained a 12.7% investment, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing
January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

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

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

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

      (c) Moore Stephens, P.C.'s report on the financial statements for the past two years was unqualified with an explanatory paragraph relating to Registrant's ability to continue as a going concern.

      (d) The Registrant requested that Moore Stephens, P.C. furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of Moore Stephens P.C.'s letter to the SEC, dated April 11, 2000, was filed as Exhibit 16.1 to the Form 8-K filed on April 13, 2000.

                                  PART III
                                  --------
Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.
         -----------------------------------------------------------------

         Directors and Executive Officers

          The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below. All of the directors are elected annually.

       Name                 Age                Position Held
    -------------------   -------          -------------------
     Matthew L. Harriton    37             President, Chief Executive Officer,
                                           Chief Financial Officer  and Director

     Dr. Daniel Durchslag   56             Director


     Background of Executive Officers and Directors
     ----------------------------------------------
     Matthew L. Harriton has served as the Chief Financial Officer of the Company since January 1996. In April 1997, Mr. Harriton became the Chief Executive Officer and a Director of the Company, and assumed the position of President. Mr. Harriton also serves as President and Chief executive Officer of Hydrogel Design Systems, Inc., in which the Company has a 12.7% minority interest, since October 1996. Prior to joining Embryo Development
Corporation, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation from June 1994 until December 1995, Coopers & Lybrand from September 1990 until May 1994, and The First Boston Corporation from June 1986 until May 1988. He is a graduate of Lehigh
Universit and received his M.B.A. from Duke University's Fuqua School of
Business.

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

Item 10.  EXECUTIVE COMPENSATION
---------------------------------

                            SUMMARY COMPENSATION TABLE
                            --------------------------
                                                      Long Term Compensation
                                                      ____________________________
                       Annual Compensation                           Awards         Payouts
            _________________________________________________       ________     _________________

   (a)                        (b)  (c)        (d)         (e)          (f)       (g)         (h)    (i)
                                                                     Restricted                    All
                                                         Other          Stock               LTIP   Other
                                                         Annual        Awards    Options/  Payouts Compensation
Name and Principal Position  Year Salary($)  Bonus($)  Compensation($) ($)       SARs(#)   ($)     ($)
---------------------------  ---- ---------  --------  --------------- -------- ---------- -------- -----------
Matthew L. Harriton, CEO     2001 $60,000    $   -0-    0              ---         0          0      0
                             2000 $60,000    $   -0-    0              ---         0          0      0
                             1999 $60,000    $6,000     0              ---         750,000    0      0

____________________

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------
   (a)                    (b)              (c)                    (d)           (e)
                                        % of Total Options
                  Number of Securities  Options/SARs Granted   Exercise or
                  Underlying Option/    to Employees in        Base Price    Expiration
  Name            SARs Granted (#)       Fiscal Year            (# Share)      Date
------------------------------------  ----------------------- -----------    -----------
Matthew Harriton     0                  0                      N/A            N/A


                       AGGREGATED OPTION/SARs EXERCISES IN
                          LAST FISCAL YEAR AND FY-END
                             OPTIONS/SAR VALUES
                       ---------------------------------
(a)                     (b)            (c)             (d)              (e)
                                                 Number of             Value of
                                                 Securities Underlying Unexercised
                                                 Unexercised Options/  In-the-Money
                                                 SARs at FY-End (#)    Options/SARs at
               Shares Acquired       Value       Exercisable/          FY-End Exercisable
Name           on Exercise (#)       Realized($) Unexercisable         Unexercisable
------------------------------       ----------- ------------------    ------------------
Matthew Harriton     0                $ 0          -0-0-                 -0-/-0-


Employment Agreements
----------------------
     On January 1, 1997 the Company entered into a two (2) year employment agreement with Matthew L. Harriton which provides for a base salary of $90,000 for the first year and $100,000 for the second year, with provisions for a discretionary bonus. The agreement also provides for the issuance to Mr. Harriton of options to purchase 100,000 shares of the Company's Common Stock at ($.65) per share. In September 1997, the Company amended the January 1, 1997 employment agreement. The agreement, as amended, provides for annual compensation of $60,000 effective January 1, 1998. Mr. Harriton was also granted options to purchase an additional 400,000 shares of the Company's common stock at an exercise price equal to the market price on the date of
the amendment ($0.59) exercisable for a period of four (4) years.   In
June 1998, the options to purchase the aggregate of 500,000 shares of the Company's common stock were repriced to an exercise price equal to the market price in June of 1998 of $.0938. In January 1999, the Company renewed this employment agreement for an additional two years. The agreement provides for annual compensation of $60,000 effective January 1, 1999. Mr.Harriton was also granted rights to purchase 200,000 shares of HDS common stock from the Company at a price of $1.00 per share for a period of two (2) years. In
January 2001, this agreement was extended for a one (1) year term under the same terms and conditions of the original agreement. On June 26, 2001, Mr. Harriton purchased 25,000 shares of HDS common stock from the Company at a price of $1.00 per share.

Stock Option Plans and Agreements
----------------------------------
     Incentive Option and Stock Appreciation Rights Plan -- As of March, 1995, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 1995 Incentive Stock Option and Stock Appreciation Rights Plan ("Incentive Option Plan"). The purpose of the Incentive Option Plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs") as well as non-qualified options and stock appreciation rights ("SARs").

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

     As of June, 2001 options to purchase 1,650,000 shares of common stock, and no SARs have been granted and exercised under the Incentive Option Plan and otherwise. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------
     The following table sets forth certain information, as of July 27, 2001 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                     Percentage                    Percentage
                           Shares of    (%) of                        (%) of Total
Name and Address           Common       Common     Shares of          Combined
of Beneficial Owner        Stock Owned  Stock      Preferred Stock(2)   Vote(2)
------------------        ------------  -------    ----------------- --------------
M.D. Funding, Inc.(1)      --             --         6,000,000         46.2
5 Old Woods Drive
Harrison, NY 10528

Daniel Durchslag           250,000        3.6             ---           1.9
9400 Brighton Way
Suite 402
Beverly Hills, CA 90210

Matthew L. Harriton      1,250,000       17.9             ---           9.6
565 Fifth Avenue
New York, NY  10017

Karen Nazzareno            400,000        5.7             ---           3.1
565 Fifth Avenue
New York, NY  10017

All directors and officers
 as a group (2 persons)  1,500,000       21.4             ---          11.5


  (1)M.D. Funding, Inc. is a corporation which is wholly-owned by Donna Field, whose address is 5 Old Woods Drive, Harrison, NY 10528, the beneficial owner of such shares. M.D. Funding, Inc. is not affiliated with any of the officers or directors of the Company.

  (2)Holders of preferred stock are entitled to vote on all matters of the Company submitted to a vote of stockholders with one share of preferred stock equalling the same voting rights as one share of common stock.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------
     On March 31, 1995 the Company entered into seven (7) License Agreements with Lloyd A. Marks for the exclusive license of seven (7) separate medical devices. The License Agreements provided for the following aggregate payments:

      (i)$230,000 paid to Dr. Marks, at the closing of the Company's initial public offering;.

      (ii)issued to Dr. Marks of 400,000 shares of the Company's Common Stock;
and

      (iii)payment to Dr. Marks of 6% to 8% of the amount of the net sales of the medical device.

     Each of the agreements also provides for minimum payment obligations commencing 2 1/2 years after the date of the agreement. The minimum payment obligations are for each license as follows:



                     Agreement           Minimum Payment
                      Year                 Obligation
                    -----------         -----------------
                      9/30/97                 $25,000
                      3/31/98                 $25,000
                      9/30/98                 $50,000
                      3/31/99                 $50,000
                      9/30/99                $100,000
                      3/31/00                $100,000
                      3/31/01+               $200,000

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

     In consideration for eliminating all future and any prior minimum payment obligations on this invention and any other products or inventions currently or previously licensed by the Company from the licensor, the Company agreed to
(a) increase the royalty on future sales from 8% to 10%;and (b)pay the licensor a "cap" on minimum royalty payments of $450,000. Such payments shall be payable at the rate of $2,500 per month plus 10% of the proceeds received by the Company from any capital raised which exceeds $600,000, and 10% of annual pre-tax income until the aggregate "cap" payment is made. The aggregate royalty of $450,000 has been charged to operations in the year ended April
30, 1999.

     In addition, if the Licensor terminates the agreement for any reason, the maximum royalty shall be reduced by $125,000 and all information with respect to the invention (the "Know-How") shall be returned to the licensor free and clear of any liens. If the Company terminates the agreement, the licensor may acquire the Know-How for a reduction in the remaining balance due equal to the lesser amount of $125,000 or the remaining balance due. If the Company does not obtain the necessary government approval to market the self-sheilding needle within (2) two years, the agreement shall terminate unless the Company pays the licensor an additional $250,000, which will extend the regulatory approval requirement by (2) two additional years.

     On January 22, 2001, the license agreement effectively terminated as the Company could not obtain the necessary government approval with the two (2) year term as required in the agreement. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement.

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

     In January 1997, the Company entered into a subscription agreement to acquire 50.04% of the Common Stock and 15,000,000 shares of Preferred Stock for a combined voting interest of 92.9% of Hydrogel Design Systems, Inc. (HDS). HDS was formed in October 1996 to effect the asset acquisition described below. As consideration for its interest, the Company paid $150,000 cash, 150,000 shares of its Common Stock and made available to HDS a $500,000 line of credit, which was increased to $850,000 in August 1997. The credit line, which expired on January 31, 1999, was extended to January 31, 2001, in February 1999 due to the financial condition of HDS, with no further cash advances allowed. In February 2001, the credit line was again extended through September 30, 2002, under the same terms as the prior extension.

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

     Between November 20, 1998 and January 31, 1999, the Company sold an aggregate of 710,000 shares of the common stock of HDS for $710,000 reducing its investment to an aggregate of 562,500 shares or 14.4% common ownership of HDS. As a result of this transaction, as of January 31, 1999, this investment is no longer included as an equity investment in the financial statements of the Company, but is reported at cost. At April 30, 2001, the Company holds approximately 12.7% ownership of the common stock of HDS.

     In February 1997, HDS entered into a seven-year sublease with the Company, which provides for minimum monthly rental payments of $9,625 and expires in 2004. In May, 1999, the minimum rental payment was reduced to $7,892 per month due to a utilization of a portion of the premises by the Company. In October, 1999, the Company ceased use of this space and increased the amount of the sublease to the original monthly amount of $9,625. In February 2000, the monthly rent was increased to $10,214 as per the escalation provision in the sublease.

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

     While the exercise of the options resulted in the issuance of 2,150,000 shares of common stock, the Company does not believe there has been a change of control since the Company's Articles of Incorporation provide that the shares of common stock vote together as one class with the shares of the Company's preferred stock. As of July 27, 2001, the holders of the preferred stock held 46.2% of the voting power.

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

     On June 26, 2001, the Company executed a long-term promissory note in the amount of $75,000 in regard to the settlement of pending legal proceedings. The note is due on June 26, 2003 and bears interest at 7% per year.

     M.D. Funding, Inc. may be deemed a parent of the Company as a result of its control of the Company voting stock. M.D. Funding, Inc. is a corporation which is wholly owned by Donna Field, the beneficial owner of such shares.
M.D. Funding, Inc. is not affiliated with any of the officers or directors of the Company. See "Principal Stockholders."

                                  PART IV
                               ------------
Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         -------------------------------
(a)(1)  Financial Statements.

     The following financial statements are included in Part II, Item 7:

     Index to Financial Statements and Schedules

  Report of Independent Certified Public Accountants           F-1

  Balance sheet as of April 30, 2001                           F-2

  Statements of operations for the years ended
       April 30, 2001 and 2000                                 F-3

  Statements of stockholders' equity (deficit) for the years
     ended April 30, 2001 and 2000                             F-4 - F-6

  Statements of cash flows for the years ended
    April 30, 2001 and 2000                                    F-7 - F-8

  Notes to financial statements                                F-9 - F-23

(a)(3)  Exhibits.

1.01*      Form of Underwriting Agreement.

1.02*      Form of Selected Dealers Agreement.

3.01*      Certificate of Incorporation of the Company.

3.02*      By-Laws of the Company.

4.01*      Form of Warrant Agreement by and among the Company and American
               Stock Transfer & Trust Company.

4.02*      Form of Underwriter's Share Purchase Option.  `

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

10.25***   Employment Agreement by Matthew Harriton and the Company dated
               January 1, 1997.

10.26***   Equipment Financing Agreement by Becton Dickinson and Hydrogel
               Design Systems, Inc. dated January 24, 1997.

10.27+     Real Property Lease by and between the Company and Circon
               Corporation dated January 1997.

10.28++    Revolving Credit Agreement between Hydrogel Design Sytems, Inc.
               and the Company dated January 1997.

10.29++    Amended Revolving Credit Agreement between Hydrogel Design
               Systems, Inc. and the Company dated August 31,1 997.

10.30++    Management Agreement between Hydrogel Design Systems, Inc.
                and the Company dated August 31, 1997.

10.31++    Amendment No. 1 to Licensing Agreement by and between Dr.
               Lloyd Marks and the Company dated September 30, 1997.

10.32++    Loan Agreement and Promissory Note between Hydrogel Design
               Systems, Inc. And BH Funding, LLC dated October 1, 1997.

10.33++    Amendment #1 to Employment Agreement by Matthew Harriton
               and the Company dated September 16, 1997.

10.34vv    Stock Option Agreement between the Company and Andrew Frabrikant dated June 17, 1998.

10.35vv    Stock Option Agreement between the Company and Dr. Daniel Durchslag dated June 17, 1998.

10.36vv   Stock Option Agreement between the Company and Matthew Harriton dated June 17, 1998.

10.37vv   Stock Option Agreement between the Company and Karen Nazzareno dated June 17, 1998

10.38vvv  Amendment No. 1 to Licensing Agreement of Safety Needle by and
              between Dr. Lloyd Marks and the Company dated January 22,
              1999.

10.39#    Employment Agreement by Matthew Harriton and the Company dated
              January 1, 1999.

10.40#    Amendment #2 to Revolving Credit Agreement between Hydrogel Design
              Systems, Inc. and the Company dated February 1, 1999.

10.41     Amendment #3 to Revolving Credit Agreement between Hydrogel Design
              Systems, Inc. and the Company dated February 1, 2001.
              (filed herewith).

10.42     Promissory Note between  Sterling Foster Securities Litigation  Fund and the Company dated June 26, 2001 (filed herewith).

16+++     Letter from Holtz Rubenstein & Co., LLP re Change in Certifying
              Accountant dated May 7, 1998.

16.1##     Letter from Moore Stephens, P.C. re Change in Certifying Accountant dated April 11, 2000.

99v        Letter from the Nadaq SmallCap Market dated March 16, 1998.

27         Financial Data Schedule (filed herewith).

*          Incorporated by reference to the Company's Registration Statement on
               Form SB-2 No. 33-92366.

**         Incorporated by reference to the Company's Form S-8 dated March 8,
               1996.

***        Incorporated by reference to the Company's Form 10QSB dated January
               31, 1997.

+          Incorporated by reference to the Company's Form 10KSB  dated April
               30, 1997.

++         Incorporated by reference to the Company's Form 10QSB dated October
               31, 1997.

v          Incorporated by reference to the Company's Form 8-K filed on April
               16, 1998.

+++        Incorporated by reference to the Company's Form 8-K filed on May 8,
                1998.

vv         Incorporated by reference to the Company's Form 10KSB dated April 30,
               1998.

vvv        Incorporated by reference to the Company's Form 8-K filed on February
               12, 1999.

#          Incorporated by reference to the Company's Form 10KSB dated April 30,
               1999.

##         Incorporated by reference to the Company's Form 8-K filed on April
               13, 2000.


(B)Reports on Form 8-K.

     None.

                                         SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
            August 9, 2001

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

        Signature                   Title               Date
     ---------------             -----------          ---------

   /s/ Matthew L. Harriton   Chief Executive Officer,  August 9, 2001
  ------------------------
       Matthew L. Harriton   Chief Financial Officer,
                             Principal Accounting Officer
                             and Director


   /s/ Daniel Durchslag      Director                  August 9, 2001
   --------------------
       Daniel Durchslag

                             EMBRYO DEVELOPMENT CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                                   REPORT ON AUDIT OF
                                  FINANCIAL STATEMENTS
                                 ------------------------




      Independent auditors' reports                        F-1

      Balance sheet                                        F-2

      Statements of operations                             F-3

      Statements of stockholders' equity (deficit)         F-4 -F-6

      Statements of cash flows                             F-7 -F-8

      Notes to financial statements                        F-9 -F-23

                              REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Embryo Development Corporation
   New York, New York


         We have audited the accompanying balance sheet of Embryo Development Corporation [a development stage company] as of April 30, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Embryo Development Corporation [a development stage company] as of April 30, 2001, and the results of its operations and its cash flows for each of the two fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America. We express no opinion on the cumulative period from inception [March 3, 1995] through April 30, 2001 as shown in the cumulative columns on the statements of operations and the statements of cash flows, nor on the statements of stockholders' equity for the period from inception [March 3, 1995] through April 30, 1999.

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

                                         /s/ Rothstein, Kass & Company, P.C.
                                        ------------------------------------


Roseland, New Jersey
June 8, 2001

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
-------------------------------

BALANCE SHEET AS OF APRIL 30, 2001.
-----------------------------------
Assets:
Current Assets:
   Cash                                                    $      974
   Prepaid Expenses and Other Current Assets                   19,811
                                                               ------
   Total Current Assets                                        20,785

  Property and Equipment - At Cost -
   Net of Accumulated Depreciation of $31,296                  10,076


 Investment in Unconsolidated Investee - At Cost               40,841

 Other Assets:
   Due from Unconsolidated Investee -
    Net of Reserve of $225,423                                225,423
   Interest Receivable                                         45,749
    Deposits                                                   95,176
                                                             --------
   Total Other Assets                                         366,348
                                                             --------
   Total Assets                                            $  438,050
                                                           ==========
Liabilities and Stockholders' Deficit:
Current Liabilities:
   Accounts Payable and Accrued Expenses               $      206,574
   Royalty Payable - Current Portion                           30,000
                                                          -----------
   Total Current Liabilities                                  236,574

Long-term Liabilities:
    Royalty Payable - Long-Term                               351,500
    Note Payable - Long Term                                   75,000
                                                          -----------
   Total Long-term Liabilities                                426,500
                                                          -----------
 Commitments and Contingencies

Stockholders' Deficit:
  Preferred Stock, $.0001 Par Value; Authorized 15,000,000
   Shares; 6,000,000 Issued and Outstanding,
   Liquidation Preference $600,000                                600

  Common Stock, $.0001 Par Value, Authorized 30,000,000
   Shares; 6,995,000 Issued and Outstanding                       700

   Additional Paid-in-Capital                               9,991,267

   Deficit Accumulated During the Development Stage       (10,015,921)

  Notes Receivable                                           (201,670)
                                                         --------------
   Total Stockholders' Deficit                               (225,024)

   Total Liabilities and Stockholders' Deficit           $    438,050
                                                        ==============

                                        F-2


See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
--------------------------------

STATEMENTS OF OPERATIONS
-------------------------



                                                                       Cumulative
                                                                    From Inception
                                                Years ended         March 3, 1995 to
                                                 April 30,             April 30,
                                            2 0 0 1   2 0 0 0           2 0 0 1
                                           --------  ---------     ------------------
   Revenues                              $     870   $   43,526    $  1,394,149

 Costs and Expenses:
     Cost of Sales                             612       37,610       1,222,647
     General, Selling and Administrative   504,903      825,175       6,489,517
     Royalties                                 --           --          583,593
     Research and Development                1,350       26,428       1,091,377
     Amortization                           10,357      105,714         898,810
     Loss on Write-off of Licensed
      Technology                            69,048      155,357        711,190
   Loss on Write-off of Inventories            --        10,755         10,755
   Interest Income - Related Party         (35,915)     (59,684)      (151,804)
   Interest and Other [Income] Expense      (9,985)      (6,734)       421,651
  Equity Loss of Operations of Unconsolidated
     Investee                                  --            --        665,374
   Provision for Litigation Settlement         --       100,000        100,000
  Adjustment for Collectibility of Amount Due
  from Unconsolidated Investee            (149,335)       1,416        225,423
   Gain on Sale of Stock of Unconsolidated
    Investee                                   --           --        (653,510)
                                          ----------  ------------   ----------
     Total Costs and Expenses              391,035    1,196,037     11,615,023
                                          ----------  ------------  ----------
     Loss Before Minority Interest        (390,165)  (1,152,511)   (10,220,874)

     Minority Interest in Net
       Loss of Subsidiary                      --           --         204,953
                                          ---------- ------------- ------------
   Net Loss                             $( 390,165) $(1,152,511)  $(10,015,921)
                                        ==========  =============  =============

   Basic and Diluted Net Loss
    Per Common Share                     $    (.06) $      (.17)   $     (1.80)
                                         ========== ============   ============

   Weighted Average Number of Common Shares
    Used in Computing Basic and Diluted
    Loss per Common Share                 6,995,000   6,995,000      5,564,196
                                         ===========  ==========     =========





                                              F-3

         See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
-------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------


                                                                           Additional
                                    Common Stock       Preferred Stock      Paid-in
                                    Shares   Amount    Shares   Amount       Capital
                                  -----------------    ---------------    ------------
Issuance of Stock for Cash at
  Inception March 3, 1995:
       Common                     2,400,000  $240        --     $   --   $    108,936
       Preferred                        --     --    6,000,000    600          10,224
Issuance of Stock for Licensed
       Technology                   325,000    33        --         --        974,967
Issuance of Stock for Research
       and Development              125,000    12        --         --        374,988
Issuance of Stock in Connection
       with Subscription Agreement  180,000    18        --         --        539,982
Net Loss                                --     --        --         --            --
                                  --------  ------   ---------- -------   ------------
       Balance - April 30, 1995   3,030,000   303    6,000,000     600      2,009,097
Issuance of Stock in Connection
       with Initial
       Public Offering            1,150,000   115        --         --      4,337,093
Issuance of Stock in Connection
       with Consulting Agreements   510,000    51        --         --      2,039,949
Compensation Earned in
 Connection with Consulting
       Agreements                       --     --        --         --            --
      Net Loss                          --     --        --         --            --
                                  ---------   ----   ----------   ------    ----------
 Balance - April 30, 1996 -
       Forward                    4,690,000 $ 469    6,000,000   $  600    $8,386,139








See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
---------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------

                                                    Deficit
                                                  Accumulated
                                                  During the                   Total
                                     Unearned      Development      Notes    Stockholders'
                                    Compensation     Stage        Receivable   Equity

                                     ------------- -------------    ---------- -------------
Issuance of Stock for Cash at
  Inception March 3, 1995:
      Common                         $     --      $       --     $    --    $  109,176
      Preferred                            --              --          --        10,824
Issuance of Stock for Licensed
      Technology                           --              --          --       975,000
Issuance of Stock for Research
      and Development                      --              --          --       375,000
Issuance of Stock in Connection
      with Subscription Agreement          --              --          --       540,000
Net Loss                                   --        (483,310)         --      (483,310)
                                      ----------   ------------   -------   ------------
      Balance - April 30, 1995             --        (483,310)         --      1,526,690

Issuance of Stock in Connection
      with Initial Public Offering         --             --           --      4,337,208
Issuance of Stock in Connection
      with Consulting Agreements     (2,040,000)          --           --            --
Compensation Earned in
 Connection with Consulting
      Agreements                         97,500           --           --         97,500
Net Loss                                   --      (1,139,761)         --     (1,139,761)
                                   --------------  ------------    -------   ------------
 Balance - April 30, 1996 -
    Forward                         $(1,942,500)  $(1,623,071) $       --  $   4,821,637




                                                F-4



See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
-------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------


                                                                           Additional
                                     Common Stock        Preferred Stock   Paid-in
                                     Shares  Amount      Shares   Amount   Capital
                                ---------------     ----------------   --------------
Balance - April 30, 1996 -
       Forwarded                    4,690,000 $  469    6,000,000 $  600   $8,386,139

Issuance of Stock for Services          5,000      1          --      --       17,499
Issuance of Stock in Connection
  with Investment in Subsidiary       150,000     15          --      --       74,985
Compensation Earned in
Connection with Consulting
  Agreements                               --     --          --      --          --
Issuance of Stock by Subsidiary
  to Minority Holders                      --     --          --      --      (37,350)
Amortization of Unearned
 Compensation of Minority
   Holders-Subsidiary                      --     --          --      --        2,502
 Net Loss                                  --     --          --      --          --
                                    ----------  -------   --------  ------  ----------
  Balance - April 30, 1997          4,845,000    485     6,000,000    600   8,443,775

Compensation Earned in
 Connection with Consulting
  Agreements                               --     --          --      --          --
Issuance of Stock by Investee
 in Connection with
  Private Placement - April 1998           --     --          --      --    1,330,326
 Net Loss                                  --     --          --      --          --
                                    ----------  -------  -----------  -----  ---------
 Balance - April 30, 1998 -
   Forward                          4,845,000 $ 485      6,000,000  $ 600  $9,774,101




See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
-------------------------------

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------

                                                     Deficit
                                                  Accumulated
                                                  During the                     Total
                                    Unearned      Development      Notes      Stockholders'
                                  Compensation      Stage        Receivable      Equity
                                  ------------    ------------  -----------   -------------
 Balance - April 30, 1996 -
  Forwarded                      $(1,942,500)   $   (1,623,071)  $     --    $4,821,637

 Issuance of Stock for Services         --                --           --        17,500
 Issuance of Stock in Connection
   with Investment in Subsidiary        --                --           --        75,000
 Compensation Earned in
  Connection with Consulting
    Agreements                      495,000               --           --       495,000
Issuance of Stock by Subsidiary
 to Minority Holders                    --                --           --       (37,350)
Amortization of Unearned
 Compensation of Minority
  Holders-Subsidiary                    --                --           --         2,502
 Net Loss                               --          (1,907,403)        --    (1,907,403)
                                 ------------   ----------------  --------  ------------
  Balance - April 30, 1997       (1,447,500)        (3,530,474)        --     3,466,886

Compensation Earned in
 Connection with Consulting
  Agreements                        495,000               --           --       495,000
Issuance of Stock by Investee
 in Connection with
 Private Placement - April 1998        --                 --           --     1,330,326
 Net Loss                              --           (3,243,983)        --    (3,243,983)
                                 ------------    --------------   ---------  ------------
 Balance - April 30, 1998 -
   Forward                     $   (952,500)       $(6,774,457)  $     --    $2,048,229

See Accompanying Notes to Financial Statements.

 EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
---------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------



                                                                            Additional
                                       Common Stock    Preferred Stock       Paid-in
                                     Shares   Amount   Shares    Amount      Capital
                                    ----------------   ------------------   ----------
 Balance - April 30, 1998 -
  Forwarded                         4,845,000 $  485   6,000,000 $   600    $9,774,101

Exercise of Options July 1998
 with Notes Receivable              2,150,000    215         -        --       201,455
Compensation Earned in
 Connection with Consulting
 Agreements                               --      --        --        --           --
Amortization of Unearned
 Compensation of Minority
 Holders - Investee                       --      --        --        --         3,437
Issuance of Stock by Investee
 in Connection with Exercise
 of Options - January 1999                --      --        --        --        12,274
   Net Loss                               --      --        --        --           --
                                    ----------  ------  ---------  -------   -----------
   Balance - April 30, 1999         6,995,000  $  700   6,000,000 $   600  $ 9,991,267

Compensation Earned in
 Connection with Consulting
  Agreements                              --       --       --        --           --
 Net Loss                                 --       --       --        --           --
                                    ----------  ------- ---------- ------- ------------
 Balance - April 30, 2000           6,995,000  $  700   6,000,000 $  600   $ 9,991,267

Compensation Earned in
 Connection with Consulting
  Agreements                              --       --       --        --           --
 Net Loss                                 --       --       --        --           --
                                    ---------- --------- --------- -------  ------------
 Balance - April 30, 2001           6,995,000  $ 700    6,000,000 $  600   $ 9,991,267
                                    =========  ======== ========= ======== =============


See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
---------------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------


                                                        Deficit
                                                     Accumulated
                                                     During the                   Total
                                      Unearned       Development    Notes    Stockholders'
                                    Compensation       Stage      Receivable      Equity
                                   -------------     ------------ ---------- --------------
 Balance - April 30, 1998 -
  Forwarded                      $   (952,500)      $(6,774,457) $      --   $2,048,229
Exercise of Options July 1998
 with Notes Receivable                    --                --     (201,670)       --
Compensation Earned in
 Connection with Consulting
 Agreements                           435,000               --          --      435,000
Amortization of Unearned
 Compensation of Minority
 Holders - Investee                       --                --          --        3,437
Issuance of Stock by Investee
 in Connection with Exercise
 of Options - January 1999                --                --          --       12,274
 Net Loss                                 --         (1,698,788)        --   (1,698,788)
                                  -------------    --------------  --------- ------------
  Balance - April 30, 1999           (517,500)       (8,473,245)   (201,670)    800,152

Compensation Earned in
 Connection with Consulting
 Agreements                           367,500               --         --       367,500
 Net Loss                                 --         (1,152,511)       --    (1,152,511)
                                   -------------   --------------  --------- ------------
 Balance - April 30, 2000           $(150,000)       $(9,625,756) $(201,670) $   15,141

Compensation Earned in
 Connection with Consulting
 Agreements                           150,000               --         --       150,000
 Net Loss                                 --         (   390,165)      --      (390,165)
                                   ----------      -------------- ---------  ------------
 Balance - April 30, 2001         $       --        $(10,015,921) $(201,670)  $(225,024)
                                  ===========      ============== ========== ============

                                                F-6

See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
-----------------------------

STATEMENTS OF CASH FLOWS
------------------------

                                                                        Cumulative
                                                                       From Inception
                                                     Years ended      March 3, 1995 to
                                                      April 30,          April 30,
                                                  2 0 0 1   2 0 0 0        2 0 0 1

                                                 --------  ---------   ---------------
Operating Activities:
   Net Loss                                     $( 390,165) $(1,152,511)  $(10,015,921)
   Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
  Depreciation and Amortization                     14,748      110,630      1,564,118
  Write-Off and Reserve of Licensed Technology      69,048      155,357        711,190
  Write-Off of Inventories                             --        10,755         10,755
  Gain on Sale of Stock of Unconsolidated Investee     --           --        (653,510)
  Adjustment for Collectibility of Amount Due from
   Unconsolidated Investee                        (149,335)       1,416        225,423
  Minority Interest in Loss of Subsidiary              --           --        (204,953)
   Equity Loss in Operations of Unconsolidated
   Investee                                            --           --         665,374
  Provision for Litigation Settlement                  --       100,000        100,000
  Non-Cash Consideration - Other                   150,000      367,500      2,096,233
  Non-Cash Consideration - Research and
   Development                                         --           --         440,000

   Changes in Assets and Liabilities:
   [Increase] Decrease:
     Accounts Receivable                             7,628        16,730       ( 79,697)
     Interest Receivable                           (16,134)      (16,178)       (17,567)
     Inventories                                       --         21,900        (55,791)
     Prepaid Expenses and Other Current Assets      (3,759)        9,567        (30,311)
     Other Assets                                      705       ( 3,831)      (243,218)

   Increase [Decrease]:
     Accounts Payable and Accrued Expenses          41,042        58,500        871,523
     Royalty Payable                               (30,000)      (30,000)       381,500
                                                  ---------     ---------   ------------
     Net Cash - Operating Activities - Forward    (306,222)    ( 350,165)    (4,234,852)
                                                  ---------    ----------   ------------
Investing Activities:
  Proceeds from Sale of Stock of
   Unconsolidated Investee                             --            --         710,000
  Purchase of Short-Term Investments                   --            --        (847,000)
  Proceeds from Sale of Short-Term Investments         --            --         847,000
  Purchase of Investments in Available-for-Sale
   Securities                                          --            --      (6,129,521)
   Proceeds from Sale of Investments in Available-
    for-Sale Securities                                --            --       6,129,521
   Repayment of Loans from Unconsolidated
    Investee                                        298,670          --         557,491
   Net Cash Paid for Asset Acquisition                 --            --        (200,588)
   Purchase of Licensed Technology                     --            --        (450,000)
   Purchase of Property and Equipment                ( 368)       (1,457)    (1,036,741)
   Divestiture of Cash of Subsidiary                   --            --         (77,794)
                                                   ----------    ---------   ------------
     Net Cash - Investing Activities - Forward   $  298,302   $   (1,457) $   ( 497,632)
                                                 -----------  ------------ --------------

See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
---------------------------------

STATEMENTS OF CASH FLOWS
--------------------------

                                                                         Cumulative
                                                                        From Inception
                                                Years ended            March 3, 1995 to
                                                 April 30,                  April 30,
                                             2 0 0 1    2 0 0 0             2 0 0 1
                                           ----------   -----------    ------------------
 Net Cash - Operating Activities-Forwarded $ (306,222) $ (350,165)     $  (4,234,852)
                                           ----------  -----------     --------------
 Net Cash - Investing Activities-Forwarded    298,302      (1,457)         ( 497,632)
                                           ----------   -----------     --------------
 Financing Activities:
     Proceeds from Issuance of Debt               --          --             650,000
     Proceeds from Issuance of Stock              --          --             120,000
     Proceeds from Issuance of Subsidiary
      Stock to Minority Shareholder               --          --             150,000
     Repayment of Debt                            --          --            (550,000)
     Proceeds of Stock Offering,
      Net of Deferred Costs                       --          --           4,337,208
     Due from Unconsolidated Investee             --          --              26,250
                                          ------------  ------------    --------------
     Net Cash - Financing Activities              --          -            4,733,458
                                          ------------  ------------    --------------
   Net Increase [Decrease] in Cash and Cash
     Equivalents                              ( 7,920)   (351,622)               974

   Cash and Cash Equivalents -
    Beginning of Periods                        8,894     360,516                 --
                                           ----------   ------------    ---------------
   Cash and Cash Equivalents -
    End of Periods                            $  974    $   8,894         $      974
                                           ==========   ============    ================


See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS
---------------------------------


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

The Company is in the development stage, as defined in Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises." To date, the Company has generated minimal sales and devoted its efforts primarily to various organizational activities, including negotiating of license agreements inclusive of the Self-Shielding Needle, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995 [See Note 5], and undertaking preliminary activities for the commencement of operations. In February 1997, HDS acquired certain assets and the business of a group of companies engaged in the manufacture and distribution of hydrogel and after-market apnea monitoring components. HDS has devoted substantial efforts to the establishment of a manufacturing facility for its accelerator beam equipment used in the production of hydrogel, which was completed during the year ended April 30, 1998, and in contacting prospective customers of hydrogel and related accelerator beam products. In September 1995, the Company purchased certain assets and the on-going business of a medical products division of an existing business [See Note 7]. The Company has not generated any significant revenue to date and is presently evaluating the commercial value of the products obtained under its business acquisitions license agreements. There can be no assurance that the Company will be successful in marketing any such products or licensing rights.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $10,016,000, has a working capital deficit of approximately $216,000, and utilized cash of approximately $306,000 for operating activities for the year ended April 30, 2001. In January, 2001, the license agreement for the development of the Self-Shielding Needle effectively terminated as the Company could not obtain the necessary government approval within the required timeframe since the Company had halted development of the device due to capital constraints
[See Note 4]. Management recognizes that the Company must generate additional revenue to achieve profitable operations and to meet current operating costs and evaluate its future course of operations. Management anticipates that to meet these needs will require raising additional funds from either the debt or equity markets. Alternatively, the Company may need to consider liquidating some of its assets to meet these requirements.

Management believes that the repayment of a portion of its revolving line of credit from HDS will be sufficient to fund the Company's operations for the next twelve (12) months. Management believes the outstanding amount due from HDS of approximately $451,000 will be at least partially repaid during the next (12) months although it has been classified as a long-term asset based on
the current financial condition of HDS.    During the year ended April 30,
2001, HDS made a net payment of approximately $299,000 of the original obligation and has continued to make payments subsequent to year end. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising capital or the possible liquidation of assets. To the extent that the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additioanl capital.

In an effort to strengthen the Company's position until a meaningful revenue stream and positive cash flow can be achieved, management has undertaken a significant cost reduction program.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #2
---------------------------------------

[1] Organization and Nature of Operations [Continued]

No assurance can be made as to the success of these capital raising alternatives or as to the success of the Company's future course of operations which are undetermined at this time. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Depreciation expense for the years ended April 30, 2001 and 2000 and the cumulative period from inception [March 3, 1995] through April 30, 2001 amounted to $4,391, $4,916 and $123,677, respectively.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and receivables from related parties. The Company routinely assesses the financial strength of its customers and third party payors and believes that its accounts receivable credit risk exposure is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of April 30, 2001, the Company had no funds with a financial institution subject to credit risk beyond the insured amount. The Company does not require collateral or other security to support financial instruments subject to credit risk.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Advertising - The Company charges advertising costs to expense as incurred. Advertising costs approximated $-0-, $-0-, and $78,000 for the years ended April 30, 2001 and 2000, and the cumulative period from inception [March 3, 1995] through April 30, 2001, respectively.

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

Stock Options and Similar Equity Instruments - On May 1, 1997, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively "Options"] issued to employees and directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

Summarized financial information for HDS, which prior to January 21, 1998 was consolidated, commencing January 21, 1998 through January 31, 1999 was accounted for using the equity method, and subsequent to January 31, 1999 is being accounted for on the cost method, is no longer presented due to the reduction of the investment, which is currently reported at cost. As of April 30, 2001, the Company holds approximately 12.8% ownership of the common stock of HDS.

In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August 1997, the Company increased the amount of the revolving line of credit to $850,000. At April 30, 2001, borrowings under the revolver approximated $451,000 including accrued interest.

In February 1997, HDS entered into a seven-year sublease with the Company, which provides for minimum monthly rental payments of $9,625 and expires in 2004
[See Note 6D]. In May 1999, these payments were reduced to $7,892 per month due to utilization of a portion of the premises by the Company. In October, 1999, the Company ceased use of this space and increased the amount of the sublease to the original monthly amount of $9,625. On February 1, 2000, the monthly rent was increased to $10,214 as per the escalation provision in the sublease.

In August 1997, HDS entered into a one-year management agreement with the Company subject to automatic renewal each year. The management agreement provided for an annual fee of the greater of $75,000 per annum or ten (10%) percent of the gross sales generated by the Company's sales representatives in consideration for the Company providing HDS with administrative, marketing and management services. General and administrative expenses have been reduced by $-0-, $-0- and $43,750 for the years ended April 30, 2001 and 2000 and for the cumulative period from inception [March 3, 1995] through April 30, 2001, respectively. On May 4, 1998, HDS notified the Company that the agreement would not be renewed effective August 1998.

In January 31, 1999, all amounts under the revolver became due. The Company requested payment from HDS for an aggregate of $667,000 which represented all monies due inclusive of interest under the revolver and all monies due under the terms of the management agreement. HDS was unable to make the required payment due to its current financial condition. The original line of credit which expired on January 31, 1999 was extended to January 31, 2001. The terms of the extension prohibit any future cash advances on the credit line and provide for repayment of an amount equal to 50% of any cash flow from operations in excess of $500,000 annually to be paid within 45 days of the fiscal year end of HDS, with any remaining outstanding balance due on January 31, 2001.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #6


[3] Investment in HDS [Continued]

On January 31, 2001, the credit line extension expired. The Company requested payment from HDS for an aggregate of $516,000, the outstanding balance. HDS was unable to make the required payment due to its current financial condition.
On February 1, 2001, the Company agreed to extend the maturity date by twenty (20) months to September  30, 2002 under the same terms and conditions as the prior extension granted on January 31, 1999. The Company's management has set up a reserve of approximately $225,000 or approximately
50% of the outstanding balance at April 30, 2001 of approximately $451,000,
based upon anticipated probable collectibility.   Approximately $299,000 of
the original obligation was collected during the year ended April 30, 2001 and HDS has continued to make additional payments subsequent to April 30, 2001.

[4] License Agreements

In March 1995, the Company entered into seven license agreements for the rights to manufacture and market seven medical devices. Each of the seven agreements also provide for minimum paymentobligations commencing 2 1/2 years after the date of the agreements. On September 30, 1997, the agreements for six (6) of the devices were amended to extend the date for the first minimum payment obligation to March 31, 1998. In consideration for the extension, the aggregate first minimum payment obligation increased from $150,000 to $165,000.

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

On January 22, 1999, the Company amended the License Agreement dated March 31, 1995 pertaining to the seventh device, for the manufacture and marketing of the self-shielding needle. The amendment eliminated the "Minimum Payment Obligation" as defined in the original agreement. The last such payment which was due on September 30, 1998 in the amount of $50,000 was paid on January 26, 1999 upon execution of the amendment.

In consideration for eliminating all future and any prior minimum payment obligations on this invention and any other products or inventions currently or previously licensed by the Company from the licensor, the Company agreed to
(a) increase the royalty on future sales from 8% to 10%, and (b) pay the licensor a maximum royalty of $450,000. Such payments shall be payable at the rate of $2,500 per month plus 10% of the proceeds received by the Company from any capital raised which exceeds $600,000, and 10% of annual pre-tax income. The aggregate royalty of $450,000 was charged to operations in the year ended April 30, 1999. At April 30, 2001, the remaining unpaid balance is $381,500, which is included in current and long-term liabilities.

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

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #7
---------------------------------------

[4] License Agreements [Continued]

On January 22, 2001, the agreement effectively terminated as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement. The remaining unamortized cost of $69,048 for this license agreement was charged to operations in the year ended April 30, 2001.

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

[C] Subscription Agreements - In March 1995, the Company entered into subscription agreements in connection with a bridge loan in the aggregate amount of $300,000, [the "Bridge Loan"]. In connection with the Bridge Loan, the Company issued the aggregate amount of 180,000 Bridge Units, each Bridge
Unit consisting of one share of common stock and one Class B Warrant. Each Class B Warrant entitles the holder to acquire one share of common stock at an exercise price of $10 per share. The warrants expired in November, 1999. The promissory notes issued in connection with the Bridge Loan were repaid with interest at 8% on November 22, 1995, with the proceeds from the public offering. The 180,000 shares of the Company's common stock represented a financing cost of $540,000 [$3 per share] which was amortized in full upon the successful completion of the public offering.

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

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #8
----------------------------------------

[5] Stockholders' Equity [Continued]

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

[F] Consulting Agreements - In February 1996, the Company entered into two separate multi-year consulting agreements. As consideration for these services, the Company issued 225,000 shares of common stock to each of the parties. The value of the common stock granted ($1,800,000) was charged to operations ratably over the lives of the consulting agreements which ranged between four and five years.

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

[H] Loss Per Share - Loss per share was computed by dividing net loss by the weighted number of shares outstanding. Potential common shares of 100,000 have been excluded as their effect would be anti-dilutive.

[I] Reserved Shares - Common shares reserved at April 30, 2001 are as follows:

Incentive Stock Option Plan                         350,000
Non-Qualified Stock Option Plan                   2,000,000
Other                                               100,000
                                                 ----------
Total                                             2,450,000
                                                 ==========

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #9
---------------------------------------


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

In November 1998, it was announced that Michael Lulkin, a director and Chairman of the Board of Directors of the Company at the time of the Company's initial public offering, had plead guilty to, among other things, conspiracy to commit securities fraud. The charges to which Mr. Lulkin plead were premised on allegations that Mr. Lulkin, Sterling Foster, and others had entered into an undisclosed agreement pursuant to which, upon conclusion of the Company's initial public offering, they would (a) cause Sterling Foster to release Mr. Lulkin and others who owned the Company stock prior to the offering from certain "lock up" agreements restricting them from selling such stock; and (b) cause Mr. Lulkin and such other persons to sell the Company stock to Sterling Foster at prearranged prices to enable Sterling Foster to use such stock to cover certain short positions it had created.

In August 1999, an agreement in principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. The settlement is contingent upon, among other things, approval by the court. There can be no assurance that the settlement will be concluded. In the year ended April 30, 2000, the Company recorded a reserve of $100,000 for this obligation (See Note 13A).

[B] Employment Agreements - In January 1999, the Company renewed an employment agreement with an officer. The two-year agreement provides for annual compensation of $60,000 effective January 1, 1999. The officer was also granted rights to purchase 200,000 shares of HDS common stock from the Company at a price of $1.00 per share for a period of two (2) years. In January, 2001, this agreement was extended for a one (1) year term under the same terms and conditions of the original agreement.

In 1995, the Company granted a former officer an option to purchase 100,000 shares of the Company's common stock exercisable commencing March 1997, at an exercise price equal to the fair market value at March 31, 1997 ($.5625). These options were exercisable over a four-year period and expired in March 2001.

[C] Consulting Agreement - In 1995, the Company entered into a four-year consulting agreement with the licensor of the medical devices discussed in
Note 4. The agreement provided for an annual consulting fee of $75,000. In addition, the consultant was issued warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $3 per share. On June 22, 1998, notice was given to the licensor to terminate the agreement effective July
22, 1998.  The warrants expired in November 1999.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #10
-----------------------------------------

[6] Commitments and Contingencies [Continued]

[D] Operating Leases - On February 14, 1997, the Company entered into a seven-year operating lease for premises to be used for offices and manufacturing. The lease provides for monthly minimum lease payments of $9,625. The lease contains a five-year renewal option and provides that the Company shall pay for insurance, taxes and maintenance. In addition, the lease contains an escalation clause based upon increases in the consumer price index for years four through seven. In February, 2000, the fourth year of the lease, the monthly minimum lease payment was increased to $10,214. Effective February 14, 1997, the Company entered into a seven year sub-lease with HDS which provides for minimum monthly rental payments of $9,625 to be received, and expires in 2004. On May 1, 1999, the minimum rental payment on the sub-lease with HDS was reduced to $7,892 due to utilization of a portion of the premises by the Company. In October 1999, the Company ceased use of this space and increased the amount of the sublease to the original monthly amount of $9,625. In February 2000, the monthly rent was increased to $10,214 as per the escalation provision in the sublease.

In April 1998, the Company along with other co-tenants entered into a fourteen month lease for office space with an entity controlled by the former Chairman of the Company. The Company's portion of the monthly lease payment amounted to $3,600. At April 30, 1998, the total lease payments of $50,400 were held in escrow by the landlord's attorney. The Company vacated the premises March 1, 1999 and the total lease payments of $50,400 are included in operations in the year ended April 30, 1999.

On February 10, 1999, the Company entered into a sixteen (16) month lease for office space commencing March 1, 1999. The lease provides for minimum monthly lease payments of $5,085 and is personally guaranteed by an officer of the Company. In June 2000, the lease was extended on a month to month basis under the same terms and conditions.

Aggregate rent expense approximated $185,356, $176,526 and $885,253 for the years ended April 30, 2001 and 2000, and the cumulative period from inception [March 3, 1995] through April 30, 2001, respectively. Rental income from the sub-lease amounted to approximately $124,330, $106,838, and $375,543 for the years ended April 30, 2001 and 2000, and the cumulative period from inception [March 3, 1995] through April 30, 2001, respectively.

Minimum annual rentals under the leases are as follows:

Year ending                              Rent       Sub-Lease
 April 30,                              Expense       Income
------------                          ----------   ------------
    200 $                             $122,568       $ 122,568
    2003                               122,568         122,568
    2004                                91,926          91,926
                                     ---------       ---------
    Totals                           $ 337,062       $ 337,062
                                    ==========       =========

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

In October, 1999, the Company ceased sales of these medical products due to the relatively low level of sales, capital constraints and price increases by CF. The Company is presently evaluating the marketability of these rights and exploring alternative means of production of these products. At April 30, 2001, the unamortized amount of the technology approximated $155,000, of which the Company has recorded a 100% reserve based upon anticipated marketability of these rights.

[B] On February 6, 1997, HDS acquired certain assets from a group of entities for an aggregate purchase price of $150,000 in cash and 150,000 shares of the Company common stock [valued at $75,000]. Assets acquired include property rights and technical data, machinery and equipment, and inventory. The
Company shares vest on the second anniversary date of the agreement only if HDS has earned $500,000 in cumulative gross revenue derived from the sale of certain products during the two (2) year period. If, on the vesting date, the fair market value of the shares is less than $900,000, the parties may demand that HDS purchase all of the shares at an aggregate purchase price of $900,000 in either cash and/or marketable securities. Expenses of approximately $51,000 were incurred in connection with this acquisition. This acquisition has been accounted for by the purchase method.

In January 1998, as a result of subsequent litigation between HDS and the former owners, the terms of the original purchase were modified. The Company shares were returned to HDS for a cash payment of $450,000 and a long-term promissory note in the amount of $950,000.

[8] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of April 30, 2001 are as follows:

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #12
----------------------------------------



[8] Income Taxes [Continued]

Deferred Tax Assets:
  Net Operating Loss Carryforward                              $2,569,000
  Tax Basis of Intangible Assets in Excess of Book Basis          100,000
                                                               ----------
  Total                                                         2,669,000


Deferred Tax Asset                                              2,669,000
Valuation Allowance                                            (2,669,000)
                                                               -----------
  Net Deferred Tax Asset                                      $       --
                                                             =============

The valuation allowance of $2,669,000 represents an increase of $173,000 over the preceding year. Net operating loss carryforwards of approximately $6,426,000 expire beginning in 2011.


A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the year ended April 30, 2001 and 2000 follows:

                                              2 0 0 1              2 0 0 0
                                            ----------            --------
  Statutory Federal Income Tax Rate            (34) %               (34)%
  State Income Taxes, net of Federal Effect    ( 6) %               ( 6) %
  Valuation Allowance and Other                  40 %                 40%
                                            -----------         ---------
  Effective Income Tax Rate                      --                 --
                                            ===========         ==========

[9] Major Customers

Customers accounting for 10% or more of revenue for the years ended April 30, 2001 and 2000 are as follows:
                                                April 30,
                                             2001       2000
                                           ------    -------
  Customer A$                                --$      13,135
  Customer B$                                --$      10,523
  Customer C$                                --$       6,587
  Customer D$                                --$       5,599
  Customer E$                                --$       4,400

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

[11] Supplementary Information - Statements of Cash Flows

 Cash paid during the periods for:
                                                               Cumulative
                                                                   from
                                                                 Inception
                                                                  March 3,
                                             Years ended          1995 to
                                               April 30,         April 30,
                                            2 0 0 1   2 0 0 0     2 0 0 1
                                            -------   --------   --------
Interest - Net of Capitalized Interest      $  3,125  $  3,184   $ 13,166
                                           =========  ========   ========
Income Taxes                                $    --   $   --     $ 14,276
                                           =========  ========   ========

HDS financed the acquisition of $600,000 of manufacturing equipment with a note payable. Additionally, $12,500 of interest expense was capitalized during the year ended April 30, 1997.

In June 1998, the Company issued an aggregate of 2,150,000 shares of common stock in exchange for an aggregate of $201,670 in promissory notes as payment for the shares.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #14
------------------------------------------

[12] Stock Options and Warrants


A summary of common stock options and warrants is as follows:

                                                             Weighted Average
                                                      Common   Exercise Price
                                                      Shares    Per Share
                                                     ------- ----------------
Options and Warrants Outstanding at March 31, 1995      --       $   --
    Granted                                          780,000        4.62
    Exercised                                           --           --
    Canceled                                            --           --
                                                     ------- ---------------
Options and Warrants Outstanding at April 30, 1995   780,000        4.62
    Granted                                          300,000        4.10
    Exercised                                           --           --
    Canceled                                            --           --
                                                     ------- ---------------
Options and Warrants Outstanding at April 30, 1996 1,080,000        4.47
    Granted                                          200,000        3.33
    Exercised                                           --           --
    Canceled                                        (100,000)       6.75
                                                   --------- ---------------
Options and Warrants Outstanding at April 30, 1997 1,180,000        4.09
    Granted                                          450,000         .55
    Exercised                                           --           --
    Canceled                                            --           --

Options and Warrants Outstanding at April 30, 1998 1,630,000        3.11
    Granted                                        1,650,000       .0938
    Exercised                                     (2,150,000)      .0938
    Canceled                                            --           --
                                                  ----------- -------------
Options and Warrants Outstanding at April 30, 1999 1,130,000        4.22
  Granted                                               --           --
  Exercised                                             --           --
  Canceled                                          (930,000)       4.42
                                                  ----------- -------------
Options and Warrants Outstanding at April 30, 2000   200,000        3.28
  Granted                                               --           --
  Exercised                                             --           --
  Canceled                                          (100,000)        .56
                                                  ----------- -------------

Options and Warrants Outstanding at April 30, 2001   100,000    $   6.00
                                                  ==========  ==============
At April 30, 2001, all options and warrants were exercisable.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #15
-----------------------------------------

[12] Stock Options and Warrants [Continued]


No compensation expense was recorded for the years ended April 30, 2001 and 2000.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, the net loss and the net loss per common share for the years ended April 30, 2001 and 2000 and cumulative from inception March 3,1995 to April
30, 2001 would have been as follows:

                                                                   Cumulative
                                                                from Inception
                                                                March 3, 1995 to
                                          April 30,                April 30,
                                      2 0 0 1   2 0 0 0             2 0 0 1
                                     --------  --------        --------------
Net Loss:
  As Reported                     $(   390,165) $ (1,152,511)    $(10,015,921)
  Pro Forma                       $(   390,165) $ (1,152,511)    $(10,257,281)

Net Loss Per Common Share:
  As Reported                        $   (.06)    $    (.17)      $     (1.80)
  Pro Forma                          $   (.06)    $    (.17)      $     (1.84)


Generally, stock options and warrants are exercisable upon granting and expire four years from the date of the grant.

The fair value of each option granted is estimated on the grant date using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option.



[13] Subsequent Events

[A] Litigation - In June 2001, definitive settlement documents were executed in regard to the litigation described in Note 6A. The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June
2003 with interest thereon at 7% per year. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending court review of the settlement.

[B] Note Payable - In conjunction with the litigation settlement as described in Notes 6A and 13A, the Company recorded a long-term note payable in the amount of $75,000 at April 30, 2001. The note was executed on June 26, 2001, is due on June 26, 2003 and bears interest at 7% per year.

[C] Employment Agreement - On June 26, 2001, an officer exercised an option, granted under the terms of an employment agreement dated January 1, 1999, to purchase 25,000 shares of HDS common stock from the Company at a price of $1.00 per share.