Form 10QSB
period 2001-07-31
EMBRYO DEVELOPMENT CORP
filed 2001-09-19
CIK 945439

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                   FORM 10-QSB

 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended July 31, 2001

                                      OR

 [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from      to

            Commission File Number:   0-27028

                            EMBRYO DEVELOPMENT CORPORATION
                           --------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                       13-3832099
     -----------------                              -----------------
  (State or other jurisdiction                   (State or I.R.S. Employer
   incorporation of organization)                 Identification Number)

                         305 Madison Avenue, Suite 4510
                               New York, New York
                         -------------------------------
                    (Address of principal executive offices)

                                     10165
                                    -------
                                  (Zip Code)

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


        Class                           Outstanding at September 12, 2001
   --------------                       ---------------------------------
   Common Stock                                    6,995,000

                         EMBRYO DEVELOPMENT CORPORATION
                         (A Development Stage Company)
                                   FORM 10-QSB
                               QUARTERLY REPORT
                    For the Three Months Ended July 31, 2001
                  -------------------------------------------
                               TABLE OF CONTENTS
                              -------------------
                                                  Page to Page
                                                  ------------

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

Notes to financial statements........................5-8

Management's discussion and analysis
of financial condition and plan
of operations.......................................9-12

Part II. - Other information.......................13-14

Signatures............................................15


                           EMBRYO DEVELOPMENT CORPORATION
                           (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)
                                  July 31, 2001
                          ------------------------------
     ASSETS
    --------
CURRENT ASSETS:
  Cash                                                           $      205
  Prepaid expenses and other current assets                          13,112
                                                                 ----------
    Total current assets                                             13,317

PROPERTY AND EQUIPMENT AT COST,  net of accumulated
  depreciation of $32,081                                             9,292

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                      39,026
OTHER ASSETS:
 Due from unconsolidated investee -
    net of reserve of $193,373                                      193,373
 Interest receivable                                                 49,815
 Deposits                                                            95,176
                                                                 ----------
      Total other assets                                            338,364
                                                                 ----------
      Total assets                                              $   399,999
                                                                ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $    185,047
  Royalty payable - current portion                                  30,000
                                                               ------------
     Total current liabilities                                      215,047
                                                               ------------
LONG-TERM LIABILITIES:
Royalty payable - less current portion                              344,000
Note payable - long term                                             75,000
                                                               ------------
     Total long-term liabilities                                    419,000
                                                               ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                                  600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                             700
 Additional paid-in-capital                                       9,991,267
 Deficit accumulated during the development stage               (10,024,945)
 Notes receivable                                                  (201,670)
                                                               -------------
     Total stockholders' deficit                                   (234,048)
                                                               -------------
     Total liabilities and stockholders' deficit               $    399,999
                                                               =============


                            EMBRYO DEVELOPMENT CORPORATION
                             (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)
                           ----------------------------------

                                        THREE MONTHS ENDED          Cumulative
                                             JULY 31,                   During
                                          2001       2000            Development
                                                                        Stage
                                     ----------- ---------         -------------
REVENUES                             $       -   $ ( 3,490)         $ 1,394,149
                                     ----------- ----------        -------------
COSTS AND EXPENSES:
 Cost of sales                               -         612            1,222,647
 General, selling
  and administrative                     70,713    127,504            6,560,230
  Royalties                                  -          -               583,593
  Research and development                   -       1,350            1,091,377
  Amortization                               -      10,357              898,810
  Loss on write-off of licensed
    technology                               -          -               711,190
  Loss on write-off of inventories           -          -                10,755
  Interest income- related party        ( 3,134)   (11,847)            (154,938)
  Interest and other
   (income)expense                      ( 3,320)    (  586)             418,331
  Equity loss of operations
     of unconsolidated investee              -          -               665,374
  Provision for litigation
    settlement                               -          -               100,000
  Adjustment for
   collectibility of amount
   due from unconsolidated
   investee                             (32,050)   (36,356)             193,373
  Gain on sale of stock of
   unconsolidated investee              (23,185)        -              (676,695)
                                      ---------- ----------        -------------
 Total Costs and Expenses                 9,024     91,034           11,624,047
                                      ---------- ----------        -------------

LOSS BEFORE
MINORITY INTEREST                    $ (  9,024) $( 94,524)        $(10,229,898)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY                          -          -               204,953
                                     ----------- ----------       --------------
       NET LOSS                      $ (  9,024) $( 94,524)        $(10,024,945)
                                     =========== ==========       ==============
BASIC AND DILUTED NET
 LOSS PER COMMON SHARE               $     (.00) $    (.01)        $      (1.78)
                                     =========== ==========        =============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN
 COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE                6,995,000   6,995,000           5,620,378
                                      =========   =========         ===========

                          EMBRYO DEVELOPMENT CORPORATION
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           -------------------------------

                                       THREE MONTHS ENDED          Cumulative
                                             JULY 31,                During
                                         2001        2000          Development
                                                                      Stage
                                       -------       ------        -----------
 OPERATING ACTIVITIES:
 Net loss                             $ ( 9,024) $ ( 94,524)     $(10,024,945)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization            784      11,532         1,564,902
   Write-off and reserve of
    licensed technology                      -           -            711,190
   Write-off of inventories                  -           -             10,755
   Gain on sale of stock of
    unconsolidated investee             (23,185)         -           (676,695)
   Adjustment for collectibility of
    amount due from unconsolidated
    investee                            (32,050)   ( 36,356)          193,373
   Minority interest in loss of
    subsidiary                               -           -           (204,953)
   Equity loss in operations of
    unconsolidated investee                  -           -            665,374
   Provision for litigation settlement       -           -            100,000
   Non-cash consideration - other            -       45,000         2,096,233
   Non-cash consideration - research
    and development                          -           -            440,000
   Changes in operating assets and liabilities:
       (Increase) decrease in assets:
       Accounts receivable                   -        6,838           (79,697)
       Interest receivable               (4,066)     (4,067)          (21,633)
       Inventories                           -           -            (55,791)
       Prepaid expenses and other
        current assets                    6,699      (5,832)         ( 23,612)
       Other assets                          -           -           (243,218)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
       expenses                         (21,527)      6,990           849,996
      Royalty payable                    (7,500)     (7,500)          374,000
                                       ----------   --------        ----------
      Net cash operating activities -
       forward                         ( 89,869)   ( 77,919)       (4,324,721)
                                      -----------  ----------     ------------

INVESTING ACTIVITIES:
 Proceeds from sale of stock of
  unconsolidated investee                25,000          -            735,000
 Purchase of short-term investments          -           -           (847,000)
 Proceeds from sale of short-term
  investments                                -           -            847,000
 Purchase of investments in available-
  for-sale securities                        -           -         (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities             -           -          6,129,521
 Repayment of loans from
  unconsolidated investee                64,100      72,712           621,591
 Net cash paid for asset acquisition         -          -            (200,588)
 Purchase of licensed technology             -          -            (450,000)
 Purchase of property and equipment          -          -          (1,036,741)
 Divestiture of cash of subsidiary           -          -             (77,794)
                                       --------   -----------     ------------
  Net cash investing activities -
   forward                               89,100      72,712        (  408,532)
                                       --------   -----------     ------------


                              EMBRYO DEVELOPMENT CORPORATION
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                              ------------------------------
                                      THREE MONTHS ENDED          Cumulative
                                           JULY 31,                 During
                                        2001        2000          Development
                                                                      Stage
                                      ---------    ----------     ------------
Net cash - operating activities -
 forwarded                           $ ( 89,869)  $ ( 77,919)    $ (4,324,721)
                                     -----------  -----------    --------------

Net cash - investing activities -
 forwarded                               89,100       72,712         (408,532)
                                     -----------  -----------     -------------

FINANCING ACTIVITIES:
 Proceeds from issuance of debt              -            -           650,000
 Proceeds from issuance of stock             -            -           120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder              -            -           150,000
 Repayment of debt                           -            -          (550,000)
 Proceeds of stock offering, net of
  deferred costs                             -            -         4,337,208
 Due from unconsolidated investee            -            -            26,250
                                     ------------  -----------      ----------
  Net cash financing activities              -            -         4,733,458
                                     ------------  ------------     ----------
  NET (DECREASE) INCREASE IN CASH      (    769)     ( 5,207)             205

  CASH at beginning of period               974        8,894               -
                                     ------------  -------------    -----------

  CASH at end of period               $     205    $   3,687         $    205
                                     ============  =============    ===========


                         EMBRYO DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                        THREE MONTHS ENDED JULY 31, 2001
                      -----------------------------------

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

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future course of operations. The Company has a working capital deficit and an accumulated deficit and no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months which raises substantial doubt about its ability to continue as a going concern. However, management continues to believe that the outstanding amount due from HDS, which is due September 30, 2002 (see Note 3), of approximately $387,000 will be at least partially repaid during the next (6) months although it has been all classified as a long-term asset based on the financial condition of HDS as of July 31, 2001. In the three months ended July 31, 2001, HDS repaid approximately $64,000 of the outstanding receivable balance to the Company. In addition, the Company's management has recorded a reserve of approximately $193,000 or approximately 50% of the outstanding balance at July 31, 2001, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company is unable to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

                          EMBRYO DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                         THREE MONTHS ENDED JULY 31, 2001
                                 (Continued)
                        ----------------------------------

2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of July 31, 2001 and for the three month periods ended July 31, 2001 and July 31, 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2001. The results of operations for the three month periods ended July 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

3.   Investment in HDS:

     As of July 31, 2001, the Company holds approximately 12.1% ownership of the common stock of HDS which is accounted for using the cost method.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At July 31, 2001, borrowings under the revolver approximated $387,000. The Company's management has recorded a reserve of approximately $193,000 or approximately 50% of the outstanding balance at July 31, 2001, based upon anticipated probable collectibility. In addition, the Company has classified all of this receivable as a long-term asset due to the financial condition of HDS as of July 31, 2001. Any outstanding balance is due on September 30, 2002 and HDS is prohibited from any future cash advances under the terms of the extension of the original credit line which was due in January 1999. Approximately $64,000 of the outstanding balance at April 30, 2001 was collected during the quarter ended July 31, 2001.

4.   Note Payable:

     In conjunction with the litigation settlement as described in Note 6a, the Company has recorded a long-term note payable in the amount of $75,000. The note was executed on June 26, 2001, is due on June 26, 2003 and bears interest at 7% per year.

                         EMBRYO DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                        THREE MONTHS ENDED JULY 31, 2001
                                  (Continued)
                        --------------------------------

5.   Stockholders' Deficit:
     a.  Loss per share
     ------------------
     Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

6.   Commitments and Contingencies:
     a.   Litigation
     ----------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages.

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

                           EMBRYO DEVELOPMENT CORPORATION
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                           THREE MONTHS ENDED JULY 31, 2001
                                   (Continued)
                           ---------------------------------

6.   Commitments and Contingencies: (Cont'd)
      a. Litigation: (Cont'd)
     -------------------------
      In August 1999, an agreement in principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance.

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

     b. Employment Agreement:
     ------------------------
     On June 26, 2001, an officer exercised an option, granted under the terms of an employment agreement dated January 1, 1999, to purchase 25,000 shares of HDS common stock from the Company at a price of $1.00 per share.

7.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $498, $1,075 and $13,664 for the three months ended July 31, 2001 and 2000, and the cumulative period from inception (March 3, 1995) through July 31, 2001, respectively.

     The Company paid income taxes of $-0-, $-0- and $14,276 for the three months ended July 31, 2001 and 2000 and the cumulative period from inception (March 3, 1995) through July 31, 2001, respectively.

                           EMBRYO DEVELOPMENT CORPORATION
                           (A Development Stage Company)
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------------------
Liquidity and Capital Resources
     The Company had a net working capital deficit of $(201,730) at July 31, 2001. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the three months ended July 31, 2001 reflects cash used in operating activities of approximately $90,000. This use of cash is primarily attributable to general and administrative expenses. The cash balance decreased in the three months ended July 31, 2001 by approximately $1,000, which is attributable to the cash used to fund current operations. In addition, a net repayment of the HDS credit line of approximately $64,000 and the $25,000 proceeds from the sale of stock of unconsolidated investee was used to fund current operations.

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

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future course of operations. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which is due September 30, 2002, of approximately $387,000 will be at least partially repaid during the next
(6) months. During the three months ended July 31, 2001, HDS repaid approximately $64,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to July 31, 2001.
In addition, the Company's management has set up a reserve of approximately $193,000 or approximately 50% of the outstanding balance at July 31, 2001, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next
(6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

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

     In addition, if the Licensor terminates the agreement for any reason, the maximum royalty shall be reduced by $125,000 and all information with respect to the invention (the "Know-How") shall be returned to the licensor free and clear of any liens. If the Company terminates the agreement, the licensor may acquire the Know-How for a reduction in the remaining balance due equal to the lesser amount of $125,000 or the remaining balance due. If the Company does not obtain the necessary government approval to market the
                                         -10-
self-sheilding needle within (2) two years, the agreement shall terminate unless the Company pays the licensor an additional $250,000, which will extend the regulatory approval requirement by (2) two additional years.

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

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through July 31, 2001 is $1,394,149. This is a result of the sale of the C.F. Medical Devices of approximately $659,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $10,024,945 as of July 31, 2001. The Company is attempting to reduce operating losses through reductions in operating expenses until such time it can generate additional capital for future operations.

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

     The Company also has retained a 12.1% investment, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

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

Item 3. - Defaults Upon Senior Securities.
-------------------------------------------
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
--------------------------------------------------------------
   Not applicable.

Item 5. - Other Information.
----------------------------
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
-------------------------------------------
   (A) Exhibits:

    10.42* Promissory Note between Sterling Foster Securities Litigation Fund and the Company dated June 26, 2001.

         * Incorporated by reference to the Company's Form 10KSB dated April 30, 2001.

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


Dated: September 17, 2001