Form 10QSB
period 2001-10-31
EMBRYO DEVELOPMENT CORP
filed 2001-12-14
CIK 945439

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-QSB
 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended October 31, 2001

                                    OR

 [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from      to

                  Commission File Number:   0-27028

                      EMBRYO DEVELOPMENT CORPORATION
                -------------------------------------------
          (Exact name of Registrant as specified in its charter)

                 Delaware                      13-3832099
            -----------------               ----------------
  (State or other jurisdiction         (State or I.R.S. Employer
   incorporation of organization)       Identification Number)

                         305 Madison Avenue, Suite 4510
                               New York, New York
                        -------------------------------
                   (Address of principal executive offices)

                                  10165
                              -----------
                              (Zip Code)

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
                                                         Yes   X  No
                                                              ---

        Class                          Outstanding at December 12, 2001
-----------------                      --------------------------------
   Common Stock                                  6,995,000

                             EMBRYO DEVELOPMENT CORPORATION
                             (A Development Stage Company)
                                      FORM 10-QSB
                                   QUARTERLY REPORT
                      For the Six Months Ended October 31, 2001
                     -------------------------------------------
                                 TABLE OF CONTENTS

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

Notes to financial statements........................5-8

Management's discussion and analysis
of financial condition and plan
of operations.......................................9-12

Part II. - Other information.......................13-14

Signatures............................................15

                         EMBRYO DEVELOPMENT CORPORATION
                         (A Development Stage Company)
                               BALANCE SHEET
                                (Unaudited)
                             October 31, 2001

     ASSETS
   ----------
CURRENT ASSETS:
  Cash                                                           $    370
  Prepaid expenses and other current assets                        11,549
                                                                 --------
     Total current assets                                          11,919

PROPERTY AND EQUIPMENT AT COST,  net of accumulated
   depreciation of $32,865                                          8,507

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                    39,026
OTHER ASSETS:
 Due from unconsolidated investee -
   net of reserve of $161,883                                     161,882
 Interest receivable                                               53,882
 Deposits                                                          79,741
                                                                ----------
      Total other assets                                          295,505
                                                                ----------
      Total assets                                          $     354,957
                                                            ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $    170,732
  Royalty payable - current portion                                30,000
                                                             -------------
      Total current liabilities                                   200,732
                                                             -------------
LONG-TERM LIABILITIES:
Royalty payable - less current portion                            336,500
Note and interest payable - long term                              76,827
                                                             -------------
     Total long-term liabilities                                  413,327
                                                             -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                                600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                           700
 Additional paid-in-capital                                     9,991,267
 Deficit accumulated during the development stage             (10,049,999)
 Notes receivable                                                (201,670)
                                                            --------------
     Total stockholders' deficit                                 (259,102)
                                                            --------------
     Total liabilities and stockholders' deficit             $    354,957
                                                            ==============


                                  -1-
             See accompanying notes to the financial statements

                       EMBRYO DEVELOPMENT CORPORATION
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                     --------------------------------

                                 SIX MONTHS ENDED        THREE MONTHS ENDED   Cumulative
                                    OCTOBER 31,              OCTOBER 31,        During
                                 2001        2000        2001        2000     Development
                                                                                Stage
                              (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)

REVENUES                       $     -  $    (3,490) $       - $        -    $ 1,394,149
                              --------- -----------  --------- ----------    -----------

COSTS AND EXPENSES:
 Cost of sales                      -           612          -          -      1,222,647
 General, selling
  and administrative           133,574      252,892      62,861    125,388     6,623,091
 Royalties                          -            -           -          -        583,593
 Research and development           -         1,350          -          -      1,091,377
 Amortization                       -        10,357          -          -        898,810
 Loss on write-off of
  licensed technology               -        69,048          -      69,048       711,190
 Loss on write-off of
  inventories                       -            -           -          -         10,755
 Interest income-related party ( 7,419)     (21,777)    ( 4,285)   ( 9,930)     (159,223)
 Interest and other
  (income)expense               (5,352)     ( 3,446)    ( 2,032)   ( 2,860)      416,299
 Equity loss of operations
  of unconsolidated investee        -            -           -          -        665,374
 Provision for litigation
  settlement                        -            -           -          -        100,000
 Adjustment for collectibility
  of amount due from
  unconsolidated investee      (63,540)     (77,074)    (31,490)   (40,718)      161,883
Gain on sale of stock of
 unconsolidated investee       (23,185)          -           -          -       (676,695)
                            -----------  -----------  ----------  ----------  -----------
Total Costs and Expenses        34,078      231,962      25,054    140,928    11,649,101
                            -----------  -----------  ----------  ----------  -----------
LOSS BEFORE
 MINORITY INTEREST            ( 34,078)    (235,452)   ( 25,054)  (140,928)  (10,254,952)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY                 -            -           -          -        204,953
                            -----------  -----------  -----------  --------- ------------

NET LOSS                    $ ( 34,078) $  (235,452)  $( 25,054) $(140,928) $(10,049,999)
                            =========== ============  ========== ========== =============

BASIC AND DILUTED
 NET LOSS PER COMMON SHARE  $    ( .00) $      (.03)  $    (.00) $    (.02)  $     (1.77)
                            =========== ============  ========== ==========  ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN
 COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE       6,995,000    6,995,000   6,995,000  6,995,000     5,672,314
                             =========    =========   =========  =========     =========

                                             -2-
                        See accompanying notes to the financial statements

                           EMBRYO DEVELOPMENT CORPORATION
                           (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           ------------------------------
                                              SIX MONTHS ENDED      Cumulative
                                                OCTOBER 31,           During
                                              2001       2000       Development
                                                                       Stage
                                              -----      ----       -----------
 OPERATING ACTIVITIES:
 Net loss                                  $ (34,078)$ (235,452)   $(10,049,999)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                 1,569     12,680       1,565,687
 Write-off and reserve of
  licensed technology                             -      69,048         711,190
 Write-off of inventories                         -          -           10,755
 Gain on sale of stock of unconsolidated
  investee                                   (23,185)        -         (676,695)
 Adjustment for collectibility of amount
  due from unconsolidated investee           (63,540)  ( 77,074)        161,883
 Minority interest in loss of subsidiary          -          -         (204,953)
 Equity loss in operations of unconsolidated
    investee                                      -          -          665,374
 Provision for litigation settlement              -          -          100,000
 Non-cash consideration - other                   -      90,000       2,096,233
 Non-cash consideration - research
  and development                                 -          -          440,000
 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
  Accounts receivable                             -       7,628         (79,697)
  Interest receivable                         (8,132)    (8,133)        (25,699)
  Inventories                                     -          -          (55,791)
  Prepaid expenses and other
   current assets                              8,262     (6,372)       ( 22,049)
  Other assets                                15,435        705        (227,783)
  Increase (decrease) in liabilities:
  Accounts payable and accrued expenses      (34,015)      (453)        837,508
  Royalty payable                            (15,000)   (15,000)        366,500
                                            ---------   ---------      ---------
 Net cash operating activities - forward    (152,684)  (162,423)     (4,387,536)
                                           ----------  ----------    -----------
INVESTING ACTIVITIES:
 Proceeds from sale of stock of
  unconsolidated investee                     25,000         -          735,000
 Purchase of short-term investments               -          -         (847,000)
 Proceeds from sale of short-term investments     -          -          847,000
 Purchase of investments in available-
  for-sale securities                             -          -       (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities                  -          -        6,129,521
 Repayment of loans from unconsolidated
  investee                                   127,080     154,148        684,571
 Net cash paid for asset acquisition              -           -        (200,588)
 Purchase of licensed technology                  -           -        (450,000)
 Purchase of property and equipment               -           -      (1,036,741)
 Divestiture of cash of subsidiary                -           -         (77,794)
                                            ---------   ---------    -----------
   Net cash investing activities - forward   152,080     154,148    (   345,552)
                                            ---------   ----------   -----------

                                               -3-
                         See accompanying notes to the financial statements

                          EMBRYO DEVELOPMENT CORPORATION
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              SIX MONTHS ENDED        Cumulative
                                                OCTOBER 31,            During
                                               2001      2000         Development
                                                                       Stage
                                             --------   --------   ------------
Net cash - operating activities - forwarded $ (152,684) $ (162,423)  $ (4,387,536)
                                            ----------- -----------  -------------
Net cash - investing activities - forwarded    152,080     154,148       (345,552)
                                            ----------- -----------  -------------
FINANCING ACTIVITIES:
 Proceeds from issuance of debt                     -           -         650,000
 Proceeds from issuance of stock                    -           -         120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                     -                     150,000
 Repayment of debt                                  -           -        (550,000)
 Proceeds of stock offering, net of
  deferred costs                                    -           -       4,337,208
 Due from unconsolidated investee                   -           -          26,250
                                            ------------ ------------   ----------
    Net cash financing activities                   -           -       4,733,458
                                            ------------ ------------   ----------

  NET (DECREASE) INCREASE IN CASH             (    604)    ( 8,275)           370

  CASH at beginning of period                      974       8,894             -
                                            ------------ ------------    ----------
  CASH at end of period                      $     370   $     619      $     370
                                            ============ ============   ===========









                                        -4-
                  See accompanying notes to the financial statements

                                  EMBRYO DEVELOPMENT CORPORATION
                                  (A Development Stage Company)
                                  NOTES TO FINANCIAL STATEMENTS
                                           (Unaudited)
                                SIX MONTHS ENDED OCTOBER 31, 2001
                              -------------------------------------
   1. Organization and Basis of Consolidation and Liquidity:
      ------------------------------------------------------
     Embryo Development Corporation (the Company) is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices. The historical financial statements included the accounts of the Company and its subsidiary, Hydrogel Design Systems, Inc.(HDS) through January 21, 1998. The assets, liabilites and operations of HDS after January 21, 1998 are not included in the financial statements of the Company as a result of a reduction in ownership and voting interest. This investment was being accounted for using the equity method of accounting subsequent to January 21, 1998 through January 31, 1999. In January 1999, the Company's share of HDS dropped below 20% and is being presented on the cost basis from then onward. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future course of operations. The Company has a working capital deficit and an accumulated deficit and no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months which raises substantial doubt about its ability to continue as a going concern. However, management continues to believe that the outstanding amount due from HDS, which is due September 30, 2002 (see Note 3), of approximately $324,000 will be at least partially repaid during the next (6) months although it has been all classified as a long-term asset based on the financial condition of HDS as of October 31, 2001. In the six months ended October 31, 2001, HDS repaid approximately $127,000 of the outstanding receivable balance to the Company. In addition, the Company's management has recorded a reserve of approximately $162,000 or approximately 50% of the outstanding balance at October 31, 2001, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company is unable to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

                                  EMBRYO DEVELOPMENT CORPORATION
                                  (A Development Stage Company)
                                  NOTES TO FINANCIAL STATEMENTS
                                           (Unaudited)
                                SIX MONTHS ENDED OCTOBER 31, 2001
                                           (Continued)
                                ----------------------------------
   2. Basis of Presentation:
      ----------------------
     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of October 31, 2001 and for the six and three month periods ended October 31, 2001 and October 31, 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2001. The results of operations for the six month periods ended October 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

   3. Investment in HDS:
      ------------------
     As of October 31, 2001, the Company holds approximately 12.1% ownership of the common stock of HDS which is accounted for using the cost method.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At October 31, 2001, borrowings under the revolver approximated $324,000. The Company's management has recorded a reserve of approximately $162,000 or approximately 50% of the outstanding balance at October 31, 2001, based upon anticipated probable collectibility. In addition, the Company has classified all of this receivable as a long-term asset due to the financial condition of HDS as of October 31, 2001. Any outstanding balance is due on September 30, 2002 and HDS is prohibited from any future cash advances under the terms of the extension of the original credit line which was due in January 1999. Approximately $127,000 of the outstanding balance at April 30, 2001 was collected during the six months ended October 31, 2001.

   4. Note Payable:
      -------------
     In conjunction with the litigation settlement as described in Note 6a, the Company has recorded a long-term note payable in the amount of $75,000. The note was executed on June 26, 2001, is due on June 26, 2003 and bears interest at 7% per year.

                                  EMBRYO DEVELOPMENT CORPORATION
                                  (A Development Stage Company)
                                   NOTES TO FINANCIAL STATEMENTS
                                           (Unaudited)
                                SIX MONTHS ENDED OCTOBER 31, 2001
                                           (Continued)
                               -----------------------------------

  5. Loss Per Share:
     ---------------
     Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

  6. Commitments and Contingencies:
     ------------------------------
     a.   Litigation
          ----------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages.

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

                                    EMBRYO DEVELOPMENT CORPORATION
                                  (A Development Stage Company)
                                  NOTES TO FINANCIAL STATEMENTS
                                           (Unaudited)
                                SIX MONTHS ENDED OCTOBER 31, 2001
                                           (Continued)
                                ----------------------------------
  6. Commitments and Contingencies: (Cont'd)
     ---------------------------------------
     a. Litigation: (Cont'd)
        --------------------
      In August 1999, an agreement in principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance.

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

     b. Employment Agreement:
        ---------------------
     On June 26, 2001, an officer exercised an option, granted under the terms of an employment agreement dated January 1, 1999, to purchase 25,000 shares of HDS common stock from the Company at a price of $1.00 per share.

  7. Supplementary Information - Statements of Cash Flows:
     -----------------------------------------------------
     The Company paid interest of $996 and $2,170 for the six months ended October 31, 2001 and 2000 and $14,162 for the cumulative period from inception (March 3, 1995) through October 31, 2001, respectively.

     The Company has not paid income taxes for the six months ended October 31, 2001 and 2000. The Company paid income taxes of $14,276 for the cumulative period from inception (March 3, 1995) through October 31, 2001.

                                  EMBRYO DEVELOPMENT CORPORATION
                                  (A Development Stage Company)
                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          ----------------------------------------------
Liquidity and Capital Resources
--------------------------------
     The Company had a net working capital deficit of $(188,813) at October 31, 2001. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the six months ended October 31, 2001 reflects cash used in operating activities of approximately $153,000. This use of cash is primarily attributable to general and administrative expenses. The cash balance decreased in the six months ended October 31, 2001 by approximately $1,000, which is attributable to the cash used to fund current operations. In addition, a net repayment of the HDS credit line of approximately $127,000 and the $25,000 proceeds from the sale of stock of unconsolidated investee was used to fund current operations.

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

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future course of operations. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which is due September 30, 2002, of approximately $324,000 will be at least partially repaid during the next
(6) months. During the six months ended October 31, 2001, HDS repaid approximately $127,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to October 31, 2001.

In addition, the Company's management has set up a reserve of approximately $162,000 or approximately 50% of the outstanding balance at October 31, 2001, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next
(6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

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

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through October 31, 2001 is $1,394,149. This is a result of the sale of the C.F. Medical Devices of approximately $659,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $10,049,999 as of October 31, 2001. The Company is attempting to reduce operating losses through reductions in operating expenses until such time it can generate additional capital for future operations.

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

     The Company also has retained a 12.1% investment, in its nonconsolidated affiliate, HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.
                                               -11-

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

PART II- OTHER INFORMATION
---------------------------
Item 1. - Legal Proceedings
---------------------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages.

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


Dated: December 12, 2001