Form 10QSB
period 2002-01-31
EMBRYO DEVELOPMENT CORP
filed 2002-03-25
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended January 31, 2002

                                   OR

    [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
                    -------------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
   ----------------                              --------------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                         305 Madison Avenue, Suite 4510
                             New York, New York
                  ----------------------------------------
                  (Address of principal executive offices)

                                   10165
                                 ---------
                                 (Zip Code)

                             (212) 808-0607
                            ----------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X   No
                                                           ----


   Class                            Outstanding at March 21, 2002
----------------                    ------------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
              For the Nine Months Ended January 31, 2002
              -------------------------------------------
                           TABLE OF CONTENTS
                           -----------------
                                                  Page to Page

                                                  -------------

Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows.............................3-4

Notes to financial statements.......................5-10

Management's discussion and analysis
of financial condition and plan
of operations.......................................11-14

Part II. - Other information...................... .15-16

Signatures............................................17

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                            January 31, 2002
                           ------------------

     ASSETS
    ---------
CURRENT ASSETS:
  Cash                                                      $      4,053
  Prepaid expenses and other current assets                        6,583
                                                            ------------
     Total current assets                                         10,636

PROPERTY AND EQUIPMENT AT COST,  net of accumulated
 depreciation of $33,643                                           7,730

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                   39,026
OTHER ASSETS:
 Due from unconsolidated investee -
   net of reserve of $142,302                                    142,303
 Interest receivable                                              57,948
 Deposits                                                         79,625
                                                            ------------
      Total other assets                                         279,876
                                                            ------------
      Total assets                                          $    337,268
                                                            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    166,581
  Royalty payable - current portion                               50,000
                                                            ------------
     Total current liabilities                                   216,581
                                                            ------------
LONG-TERM LIABILITIES:
Royalty payable - less current portion                           329,000
Note and interest payable - long term                             78,150
                                                            ------------
     Total long-term liabilities                                 407,150
                                                            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                               600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,991,267
 Deficit accumulated during the development stage            (10,077,360)
 Notes receivable                                               (201,670)
                                                            -------------
     Total stockholders' deficit                                (286,463)
                                                            -------------
     Total liabilities and stockholders' deficit            $    337,268
                                                            =============

                                   -1-
            See accompanying notes to the financial statements

                      EMBRYO DEVELOPMENT CORPORATION
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                      -------------------------------


                                NINE MONTHS ENDED        THREE MONTHS ENDED       Cumulative
                                   JANUARY 31,              JANUARY 31,              During
                                 2002        2001        2002        2001         Development
                                                                                    Stage
                             (Unaudited) (Unaudited)  (Unaudited) (Unaudited)     (Unaudited)

REVENUES                      $     -   $    (3,590)   $      -    $    (100)    $ 1,394,149
                              --------- ------------  -----------  ----------    -------------
COSTS AND EXPENSES:
 Cost of sales                      -           612           -           -        1,222,647
 General, selling
   and administrative           186,161     379,926       52,587     127,034       6,675,678
 Royalties                           -           -            -           -          583,593
 Research and development            -        1,350           -           -        1,091,377
 Amortization                        -       10,357           -           -          898,810
 Loss on write-off of
  licensed technology                -       69,048           -           -          711,190
 Loss on write-off of
  inventories                        -           -            -           -           10,755
 Interest income-related party  (10,418)    (29,814)     ( 2,999)    ( 8,037)       (162,222)
 Interest and other
  (income)expense                (7,998)    ( 6,821)      (2,646)     (3,375)        413,653
 Equity loss of operations
  of unconsolidated investee         -           -            -           -          665,374
 Provision for litigation
  settlement                         -           -            -           -          100,000
 Adjustment for collectibility
  of amount due from
 unconsolidated investee        (83,121)   (116,646)     (19,581)    (39,572)        142,302
Gain on sale of stock of
 unconsolidated investee        (23,185)         -            -           -         (676,695)
                               ---------  ----------  -----------   ---------    ------------
Total Costs and Expenses         61,439     308,012       27,361      76,050      11,676,462
                               ---------  ----------  -----------   ---------    ------------
LOSS BEFORE
 MINORITY INTEREST             ( 61,439)   (311,602)    ( 27,361)   ( 76,150)    (10,282,313)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY                  -           -            -           -          204,953
                               ---------  ----------  ------------  ----------   ------------

NET LOSS                     $ ( 61,439) $ (311,602) $  ( 27,361) $ ( 76,150)   $(10,077,360)
                             =========== =========== ============ ===========   =============

BASIC AND DILUTED
 NET LOSS PER COMMON SHARE   $    ( .01) $     (.04) $      (.00) $     (.01)   $      (1.76)
                             =========== =========== ============ ===========   =============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN
 COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE         6,995,000   6,995,000   6,995,000    6,995,000       5,720,469
                             ===========  =========== ===========  ==========       ==========


                                         -2-
                  See accompanying notes to the financial statements

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                    --------------------------------

                                                NINE MONTHS ENDED    Cumulative
                                                    JANUARY 31,        During
                                                   2002      2001    Development
                                                                        Stage
                                                  -----     -----     ------------
 OPERATING ACTIVITIES:
 Net loss                                     $ (61,439) $ (311,602)  $(10,077,360)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                  2,347      13,815      1,566,465
   Write-off and reserve of
    licensed technology                              -       69,048        711,190
   Write-off of inventories                          -           -          10,755
   Gain on sale of stock of unconsolidated
    investee                                   (23,185)          -        (676,695)
   Adjustment for collectibility of amount
    due from unconsolidated investee           (83,121)    (116,646)       142,302
   Minority interest in loss of subsidiary          -            -        (204,953)
   Equity loss in operations of unconsolidated
    investee                                        -            -         665,374
   Provision for litigation settlement              -            -         100,000
   Non-cash consideration - other                   -       135,000      2,096,233
   Non-cash consideration - research
    and development                                 -            -         440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                           -         7,628        (79,697)
      Interest receivable                      (12,198)     (12,200)       (29,765)
      Inventories                                   -            -         (55,791)
      Prepaid expenses and other
       current assets                           13,228       (3,663)      ( 17,083)
      Other assets                              15,551          705       (227,667)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses    (36,843)       1,400        834,680
      Royalty payable                          ( 2,500)     (22,500)       379,000
                                             ----------  -----------    -----------
    Net cash operating activities - forward   (188,160)    (239,015)    (4,423,012)

INVESTING ACTIVITIES:
 Proceeds from sale of stock of
  unconsolidated investee                       25,000           -         735,000
 Purchase of short-term investments                 -            -        (847,000)
 Proceeds from sale of short-term investments       -            -         847,000
 Purchase of investments in available-
   for-sale securities                              -            -      (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities                    -            -       6,129,521
 Repayment of loans from unconsolidated
  investee                                     166,239      233,292        723,730
 Net cash paid for asset acquisition                -            -        (200,588)
 Purchase of licensed technology                    -            -        (450,000)
 Purchase of property and equipment                 -            -      (1,036,741)
 Divestiture of cash of subsidiary                  -            -         (77,794)
                                             ---------     ---------   ------------
   Net cash investing activities - forward     191,239      233,292     (  306,393)
                                             ---------     ---------   ------------

                                   -3-
           See accompanying notes to the financial statements

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                    -----------------------------------

                                                   NINE MONTHS ENDED  Cumulative
                                                     JANUARY 31,        During
                                                   2002      2001     Development
                                                                        Stage
                                                  ------   ------    -------------
Net cash - operating activities - forwarded   $ (188,160) $ (239,015) $ (4,423,012)
                                              ----------  ----------- -------------
Net cash - investing activities - forwarded      191,239     233,292      (306,393)
                                              ----------  ----------- -------------

FINANCING ACTIVITIES:
 Proceeds from issuance of debt                       -           -        650,000
 Proceeds from issuance of stock                      -           -        120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                       -           -        150,000
 Repayment of debt                                    -           -       (550,000)
 Proceeds of stock offering, net of
  deferred costs                                      -           -      4,337,208
 Due from unconsolidated investee                     -           -         26,250
                                             ------------ ------------   ----------
   Net cash financing activities                      -           -      4,733,458
                                             ------------ ------------   ----------
 NET (DECREASE) INCREASE IN CASH                   3,079     ( 5,723)        4,053

CASH at beginning of period                          974       8,894            -
                                             ------------ ------------   ----------
CASH at end of period                          $   4,053   $   3,171    $    4,053
                                             ============ ============  ===========










                                  -4-
           See accompanying notes to the financial statements

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2002
                 -----------------------------------------
1.   Organization and Basis of Consolidation and Liquidity:
     -------------------------------------------------------
     Embryo Development Corporation (the Company) is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices. The historical financial statements included the accounts of the Company and its subsidiary, Hydrogel Design Systems, Inc.(HDS) through January 21, 1998. The assets, liabilites and operations of HDS after January 21, 1998 are not included in the financial statements of the Company as a result of a reduction in ownership and voting interest. This investment was being accounted for using the equity method of accounting subsequent to January 21, 1998 through January 31, 1999. In January 1999, the Company's share of HDS dropped below 20% and is being presented on the cost basis from then onward. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future course of operations. The Company has a working capital deficit and an accumulated deficit and no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months which raises substantial doubt about its ability to continue as a going concern. However, management continues to believe that the outstanding amount due from HDS, which is due September 30, 2002 (see Note 3), of approximately $285,000 will be at least partially repaid during the next (6) months although it has been all classified as a long-term asset based on the financial condition of HDS as of January 31, 2002. In the nine months ended January 31, 2002, HDS repaid approximately $166,000 of the outstanding receivable balance to the Company. In addition, the Company's management has recorded a reserve of approximately $142,000 or approximately 50% of the outstanding balance at January 31, 2002, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company is unable to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2002
                               (Continued)
                   ------------------------------------
2.   Basis of Presentation:
     ----------------------
     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of January 31, 2002 and for the nine and three month periods ended January 31, 2002 and January 31, 2001. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2001. The results of operations for the nine month periods ended January 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3.   Investment in HDS:
     ------------------
     As of January 31, 2002, the Company holds approximately 12% ownership of the common stock of HDS which is accounted for using the cost method.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At January 31, 2002, borrowings under the revolver approximated $285,000. The Company's management has recorded a reserve of approximately $142,000 or approximately 50% of the outstanding balance at January 31, 2002, based upon anticipated probable collectibility. In addition, the Company has classified all of this receivable as a long-term asset due to the financial condition of HDS as of January 31, 2002. Any outstanding balance is due on September 30, 2002 and HDS is prohibited from any future cash advances under the terms of the extension of the original credit line which was due in January 1999. Approximately $166,000 of the outstanding balance at April 30, 2001 was collected during the nine months ended January 31, 2002.

     In February 1997, HDS entered into a seven-year sublease with the Company, which provided for minimum monthly payments of $9,625 and was to expire in 2004. On January 25, 2002, the Company entered into an Assignment and Amended and Restated Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company at 2150 Cabot Blvd. West, Langhorne, PA. By such agreement, HDS accepted an assignment of the Lease from the Company. Also, on such date, the building in which the leasehold premises are contained was sold to 2150 Cabot, LLC, a related party.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2002
                               (Continued)
                   -----------------------------------
4.   Note Payable:
     -------------
     In conjunction with the litigation settlement as described in Note 7a, the Company has recorded a long-term note payable in the amount of $75,000. The note was executed on June 26, 2001, is due on June 26, 2003 and bears interest at 7% per year.

5.   License Agreement:
     ------------------
     Under the terms of an amended licensing agreement entered into on January 22, 1999 pertaining to the manufacture and marketing of a medical device, the self-shielding needle, the Company agreed to pay the licensor a maximum royalty of $450,000 which was to be paid at a rate of $2,500 per month. The aggregate royalty was charged to operations in the year ended April 30, 1999. At April 30, 2001, the remaining balance due to the licensor was $381,500. During the nine months ended January 31, 2002, the Company has paid an aggregate of $2,500 and is in arrears in the amount of $20,000 to the licensor as a result of cash flow constraints.

     On January 22, 2001, this license agreement effectively terminated as the Company could not obtain the necessary government approval within the required timeframe since the Company had halted development of the device due to capital constraints. Additionally, the Company could not pay the licensor the required additional 250,000 to extend the regulatory approval requirement.

6.   Loss Per Share:
    ----------------
     Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2002
                               (Continued)
                   -----------------------------------

7.   Commitments and Contingencies:
     ------------------------------
          a.   Litigation
               ----------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages.

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

      In August 1999, an agreement in principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance.
                                   -8-

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2002
                               (Continued)
                  ------------------------------------

7.   Commitments and Contingencies: (cont'd)
     ---------------------------------------
          a.   Litigation
               -----------
      In June 2001, definitive settlement documents were executed. The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending court review of the settlement. The settlement is contingent upon, among other things, approval by the court. There can be no assurance that the settlement will be concluded. In the year ended April 30, 2000, the Company recorded a reserve of $100,000 for this obligation.

     b. Employment Agreement:
        ---------------------
     On June 26, 2001, an officer exercised an option, granted under the terms of an employment agreement dated January 1, 1999, to purchase 25,000 shares of HDS common stock from the Company at a price of $1.00 per share.

     c.  Operating Lease:
         ----------------
      On February 14, 1997, the Company entered into a seven-year operating lease for premises to be used for offices and manufacturing in Langhorne, PA. The lease provided for monthly minimum lease payments of $9,625, a five-year renewal option and provided that the Company pay for insurance, taxes and maintenance. In addition, the lease contained an escalation clause based upon increases in the consumer price index for years four through seven. In February, 2000, the fourth year of the lease, the monthly minimum lease payment was increased to $10,214. Effective February 14, 1997, the Company entered into a seven year sub-lease with HDS which provided for minimum
monthly rental payments of $9,625 to be received, and expired in 2004.    In
February 2000, the monthly rent was increased to $10,214 as per the escalation provision in the sublease.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2002
                               (Continued)
               ----------------------------------------
7.   Commitments and Contingencies: (cont'd)
     ---------------------------------------
          c.  Operating Lease: (cont'd)
              -------------------------
     On January 25, 2002, the Company entered into an Assignment and Amended and Restated Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company at 2150 Cabot Blvd. West, Langhorne, PA. By such agreement, HDS accepted an assignment of the Lease from the Company. Also, on such date, the building in which the leasehold premises are contained was sold to 2150 Cabot, LLC, a related party. Subsequent to the lease assignment, the Landlord of the premises and the Company have conducted discussions respecting an outright release of the Company from contingent or other obligations of the Company to the Landlord including, but not limited to, the obligation of the Tenant to restore the leasehold premises to its original condition upon expiration of the Lease. The Landlord has indicated a willingness to consider an outright release of the Company from any and all contingent or other obligations under the Lease after it receives a determination as to the actual cost that would be incurred to restore the premises to its condition as existed prior to the Lease between the former Landlord and the Company. Management of the Company believes that such resolution may take the form of a general release of the Company in exchange for a release of any claim for a return of its Security Deposit.

8.   Supplementary Information - Statements of Cash Flows:
     The Company paid interest of $1,093 and $2,822 for the nine months ended January 31, 2002 and 2001 and $14,259 for the cumulative period from inception (March 3, 1995) through January 31, 2002, respectively.

     The Company has not paid income taxes for the nine months ended January 31, 2002 and 2001. The Company paid income taxes of $14,276 for the cumulative period from inception (March 3, 1995) through January 31, 2002.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------
Liquidity and Capital Resources
-------------------------------
     The Company is in the development stage and the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has a working capital deficit of $(205,945) and an accumulated deficit of $(10,077,360) at January 31, 2002, which raise substantial doubt about its ability to continue as a going concern. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the nine months ended January 31, 2002 reflects cash used in operating activities of approximately $188,000. This use of cash is primarily attributable to general and administrative expenses. The cash balance increased in the nine months ended January 31, 2002 by approximately $3,000, which is attributable to the cash received from the credit line repayment from HDS of $166,000 and the sale of stock of unconsolidated investee (HDS) of $25,000. These funds were used to fund current operations.

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

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future course of operations. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which is due September 30, 2002,
                                  -11-
of approximately $285,000 will be at least partially repaid during the next
(6) months. During the nine months ended January 31, 2002, HDS repaid approximately $166,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to January 31, 2002.

     In addition, the Company's management has set up a reserve of approximately $142,000 or approximately 50% of the outstanding balance at January 31, 2002, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital or the possible liquidation of assets. To the extent that the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell other assets of the Company or raise additional capital.

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

     In consideration for eliminating all future and any prior minimum payment obligations on this invention and any other products or inventions currently or previously licensed by the Company from the licensor, the Company agreed to (a) increase the royalty on future sales from 8% to 10%; and (b) pay the licensor a "cap" on minimum royalty payments of $450,000. Such payments shall be payable at the rate of $2,500 per month plus 10% of the proceeds received by the Company from any capital raised which exceeds $600,000, and 10% of annual pre-tax income until the aggregate "cap" payment is made. The aggregate royalty of $450,000 was charged to operations in the year ended April 30, 1999. At April 30, 2001, the remaining balance due to the licensor was $381,500. During the nine months ended January 31, 2002, the Company has paid an aggregate of $2,500 and is in arrears in the amount of $20,000 due to cash flow constraints.

     In addition, if the Licensor terminates the agreement for any reason, the maximum royalty shall be reduced by $125,000 and all information with
                                  -12-
respect to the invention (the "Know-How") shall be returned to the licensor free and clear of any liens. If the Company terminates the agreement, the licensor may acquire the Know-How for a reduction in the remaining balance due equal to the lesser amount of $125,000 or the remaining balance due. If the Company does not obtain the necessary government approval to market the self-sheilding needle within (2) two years, the agreement shall terminate unless the Company pays the licensor an additional $250,000, which will extend the regulatory approval requirement by (2) two additional years.

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

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through January 31, 2002 is $1,394,149. This is a result of the sale of the C.F. Medical Devices of approximately $659,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $10,077,360 as of January 31, 2002. The Company is attempting to reduce operating losses through reductions in operating expenses until such time it can generate additional capital for future operations.

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

     The Company also has retained a 12% investment, in its nonconsolidated affiliate, HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

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

Item 2. - Changes in Securities.
---------------------------------
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
------------------------------------------
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
--------------------------------------------------------------
   Not applicable.

Item 5. - Other Information.
----------------------------
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
-------------------------------------------
   (A) Exhibits:
       None.

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


Dated: March 21, 2002