Form 10KSB
period 2002-04-30
EMBRYO DEVELOPMENT CORP
filed 2002-08-13
CIK 945439

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                      REPORT ON FORM 10-KSB

     [X]  Annual Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the fiscal year ended April 30, 2002

               Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

    For the transition period from ___________________ to ___________________.

Commission File No. 0-27028
                   ---------
                      EMBRYO DEVELOPMENT CORPORATION
                    ---------------------------------
      (Exact name of registrant as specified in its charter)

       Delaware                                               13-3832099
     ---------------                                         ------------
(State of or other jurisdiction                             (IRS Employer
of incorporation or organization)                           Identification No.)

305 Madison Avenue Suite 4510
New York, New York                                              10165
-----------------------------                                ----------
 (Address of Principal                                      (Zip Code)
   Executive Officers)

Registrant's telephone number, including area code:   (212) 808-0607

Securities registered pursuant to Section 12(b) of the Act:  None.
                                                            -------
Securities registered pursuant to Section 12(g) of the Act:

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of August 9, 2002, was approximately $50,950.

     Number of shares outstanding of the issuers common stock, as of August 9, 2002, was 6,995,000.
           DOCUMENTS INCORPORATED BY REFERENCE:  None.
                                                 -----

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

     The Company holds patents to five (5) other medical devices and was the exclusive licensee of one (1) medical device in the areas of emergency medical equipment and peritoneal dialysis warming devices. Two (2) of the devices, the Hot-Sack II(TM) and Hot-Sack II+(TM), are used in connection with the warming of peritoneal dialysis solution. Four (4) of the devices, Hot-Sack(R) , Res-Q-Air(R), Therm-O-Drug(TM) and an electronic stethoscope, are devices used for emergency rescue operations and by other emergency medical technicians. Three of the devices (Hot-Sack(R), Res-Q-Air(R) and Therm-O-Drug(TM) have received all necessary regulatory approval under the "510(k) review" process of the U.S. Food and Drug Administration (" FDA") and the Company believes that the additional two (2) products (Hot-Sack II(R) and Hot-Sack II+(TM) are covered by the FDA's approval of Hot-Sack(R) or would independently qualify for 510(k) approval. The Company has received minimal sales revenues from such product sales. In October, 1999, the Company ceased sales on these medical products due to the relatively low level of sales, capital constraints and price increases by the manufacturer. Although the Company holds the patents and rights to these products, management does not believe that these products have any viable marketability at this time.

     The Company also holds a 10.3% minority voting investment interest in Hydrogel Design Systems, Inc. ("HDS"), a privately held company engaged in the manufacturing, marketing, selling and distribution of hydrogel materials.
HDS was partially financed through a long-term note and security agreement between HDS and Becton Dickinson Transdermal Systems, a division of Becton Dickinson and Company, a customer of HDS and a manufacturer and distributor of medical devices and diagnostic systems. See "Certain Transactions."

     The major focus of HDS, is the manufacture of hydrogel materials, on an original equipment manufacturer ("OEM") basis, for the manufacture of medical devices, drug delivery products, wound care and cosmetics products. Hydrogel is manufactured by introducing a polymer (solid) into water, creating a feed mix. The feed mix is used to coat a web material (or scrim) and two outer linings are applied creating sheets of hydrogel. These sheets are then introduced to a high energy field, which is accomplished by using an electron beam accelerator. The introduction of a high energy field causes the release of hydrogen atoms which in turn causes carbon molecule covalent bonding. This is commonly referred to as crosslinking. This creates longer chains of the polymer in the gel which increases its molecular integrity, giving the gel unique characteristics which make it useful in a variety of products. By varying the percent of solids in the feed mix, the amount of crosslinking (which is determined by the amount of energy introduced), the type of polymer, scrim and lining used, a wide variety of gels with distinctly different characteristics may be produced.

     The Company believes that HDS's proprietary mixing and beam operation technology allow it to make superior quality products at competitive prices. HDS currently provides product to several Fortune 500 companies, as well as other, smaller companies. These customers are using the HDS hydrogel for wound dressings, transdermal drug delivery systems and electrodes.

      HDS has an electron beam and is operating in leased space in Langhorne, PA. The facility became operational in the fourth quarter of calendar year 1997.

     Hydrogel and other electron beam accelerator processed products are being marketed both through internal contacts with a few world-wide health distributors and through its own internal sales force.

          The Company is presently exploring several business opportunities, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

Sales and Marketing
--------------------
     The Company had marketed its medical devices through independent distributors worldwide. In October, 1999, the Company ceased sales on these medical products due to the relatively low level of sales, capital constraints and price increases by the manufacturer.

     Management will determine the appropriate marketing strategy for any products which are developed in the future as these products come to market.


Manufacturing
-------------
     Management will determine the appropriate manufacturing strategy for any products which are developed in the future.

     Management also believes, although there can be no assurance, that the Company will be able to obtain satisfactory sources of manufacturing supply for its products should manufacturing operations be restarted on any of its existing products.

Competition
-------------
     Competition in the medical device industry is intense. There are many companies and academic institutions that are capable of developing products of similar design, and that have developed and are capable of developing products based on other technologies, that are or may be competitive with the Company's future medical devices. Many of those companies and academic institutions are well-established, have substantially greater financial and other resources than the Company, and have established reputations for success in the development, sale and service of products. These companies and academic institutions may succeed in developing competing products that are more effective than those of the Company or that receive FDA approval more quickly than the Company's products. The Company's ability to compete will be dependent upon its ability to get any new products approved by regulatory authorities and introduced to the market, including the arrangement of a distribution network, and to provide products with advanced performance features, none of which can be assured.

Government Regulation
----------------------
     The majority of the Company's medical products, which are presently not being manufactured, are subject to regulation by, among other governmental entities, the United States Food and Drug Administration ("FDA") and, to a lesser extent, correspondent state agencies. If a device is subject to FDA regulation, compliance with its requirements usually constitutes compliance with state regulation. In order to ensure that medical products distributed for human use in the United States are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and record-keeping for such products.

     Development of medical products in the future may require the Company to comply with FDA regulations and be subject to various other FDA record-keeping requirements and inspections by the FDA. The Company believes that the manufacturing and quality control procedures it will follow will meet the requirements of these regulations. The FDA would have the authority, in addition to less drastic remedies, to order the Company to cease production of its products and to request that the Company recall products already sold by the Company. The FDA may conduct periodic inspections of the Company's facilities in order to confirm regulatory compliance by the Company. If the FDA believes that its regulations and other guidelines have not been followed, it may seek to implement extensive enforcement powers, which were recently strengthened by the enactment of the Safe Medical Devices Act of 1990. The FDA's powers include the ability to ban products from the market, prohibit the operation of manufacturing facilities and effect recalls of products from customer locations and impose monetary civil penalties.

      Three (3) of the Company's medical devices that have been approved by the FDA for commercial sale under a review process known as "510(k) review" and the Company believes that an additional two (2) products (Hot-Sack II(TM) and Hot-Sack II+(TM) are covered by the FDA's approval of Hot Sack(R) or would qualify independently for 510(k) approval. In the 510(k) review process, a manufacturer is mandated to demonstrate that a proposed product is "substantially equivalent" to another product that was in commercial distribution in the United States before May 26, 1976, in which event the review process can take anywhere from three months to more than one year before FDA grants clearance of the 510(k) pre-market notification. In cases where there is no existing FDA-approved product "substantially equivalent" to the new proposed product, the product is considered a "new" product. The new product requires a Pre-Market Application ("PMA") which is a lengthier and more burdensome process and a process which will require FDA approval prior to the product entering commercial distribution. On May 26, 1998 the Company completed its 510(k) notification for its Self-Shielding Needle and submitted it to the FDA. On June 22,1998 the Company received a request for additional information from the FDA regarding the 510(k) submission. On July 13, 1998 the Company responded to the FDA's request. Subsequently, the

Company was notified by the FDA that its application was rejected due primarily to deficiencies in clinical studies and bench test data. The Company made design changes to the Self-Shielding Needle and performed a new clinical study.  A new 510(k) submission was completed on October 16, 1998.  On
October 26, 1998, the Company was notified by the FDA that the device is considered a class III and requires a premarket approval application (PMA). The
Company   halted plans to complete the development of the Self-Shielding
Needle due to capital constraints. In January, 2001, the license agreement for the self-shielding needle, effectively terminated, as the Company could not obtain the necessary government approval within the required twenty-four
(24) month timeframe in the license agreement. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

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

     There is no required government regulation on hydrogel related products at this time.


Health Care Industry
---------------------
     Legislation and regulations at both the federal and state levels may be enacted which may change the methods by which health care providers, including hospitals, physicians and home care dealers, are reimbursed for costs of providing services to Medicare and Medicaid program beneficiaries. Changes may also be made by third-party payors in coverage policies for various items.


Patents, Proprietary Rights and Trademarks
------------------------------------------
     The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies on trade secret protection for its confidential and proprietary information.

     The Company owns the patent for the Hot Sack which expires in 2008 and the exclusive license to the Res-Q-Air, which has been issued a United States patent which expires in 2006. The Company did not renew the license to the Res-Q-Air which expired in 2000. The Company is not presently manufacturing any of these products. There can be no assurance that future pending patent applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented by competitors. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

     The Company also holds a registered trademark on Hot-Sack(R) and on SmartMed(TM) which was used on products in the past and may be used on future products.

     All other license agreements for the development of medical devices, in which the Company held proprietary rights, have been terminated.

     There are no patents related to the hydrogel products.

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


Employees
----------
     As of July 29, 2002, the Company employed two (2) full time persons, including one (1) in sales marketing and product development, and one (1) in general administration and finance. The Company has never had a work stoppage and its employees are not represented by a labor organization. The Company considers its employee relations to be good.

Item 2.  PROPERTIES.
         -----------
     The Company's corporate headquarters are in New York City.   On February
10, 1999, the Company entered into a sixteen (16) month lease commencing March 1, 1999, for office space which was personally guaranteed by an officer of the Company. Commencing July 1, 2000, the Company continued to rent the space on a month to month basis. The Company terminated the lease on August 31, 2001.

     On September 1, 2001, the Company entered into a sublease with HDS for office space on a month to month basis. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms. See "Certain Transactions."

     In addition, in February 1997, the Company leased a 16,500 square foot facility in Langhorne, PA. The lease was for a term of seven years with an annual rent of $116,000 which was to increase to $119,000 per annum over the term of the lease. The entire facility was subleased to HDS for the full rental amount through April 30, 1999. On May 1, 1999, the amount of the sublease to HDS was reduced to approximately 82% pro-rata share as the Company began to utilize a portion of the premises. In October, 1999, the Company ceased use of this space and increased the amount of the sublease to the full rental amount. In February, 2000, the annual rent was increased to $123,000 as per the escalation clause in the lease. On January 25, 2002, the Company entered into an Assignment and Amended and Restated Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company at 2150
Cabot Blvd. West, Langhorne, PA. By such agreement, HDS accepted an assignment of the Lease from the Company. Also, on such date, the building in which the leasehold premises are contained was purchased by 2150 Cabot, LLC, a related party of the Company. Subsequent to the lease assignment, the Landlord of the premises and the Company conducted discussions respecting an outright release of the Company from contingent or other obligations of the Company to the Landlord including, but not limited to, the obligation of the Tenant to restore the leasehold premises to its original condition upon expiration of the Lease. The Landlord granted a general release to the Company from any and all contingent or other obligations under the Lease in exchange for a release of any claim for a return of its security deposit in the amount of $79,625.
This forfeiture of the deposit was charged to operations in the current year. Management determined, based on estimates, that the actual cost that would be incurred to restore the premises to its condition as existed prior to the Lease between the former Landlord and the Company would exceed the amount of the deposit.

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

     In August 1999, an agreement of principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr.
Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. In June 2001, definitive settlement documents were executed.
The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. The settlement is contingent upon, among other things, final approval by the court. There can be no assurance that the settlement will be concluded.

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

     The following table indicates the high and low bid prices for the Company's Common Stock for the period up to June 30, 2002 based upon information supplied by the NASDAQ and OTC-Bulletin Board system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock
------------
                                        Quoted Bid Price
                                        High      Low
                                        ----      ----
          2000 Calendar Year
          ------------------
          First Quarter                  .42      .00
          Second Quarter                 .20      .09
          Third Quarter                  .09      .05
          Fourth Quarter                 .10      .00

          2001 Calendar Year
          ------------------
          First Quarter                  1/16     .00
          Second Quarter                 1/16     .05
          Third Quarter                   .05     .03
          Fourth Quarter                  .03     .02

          2002 Calendar Year
          ------------------
          First Quarter                   .02     .01
          Second Quarter                  .02     .00

     On August 9, 2002, the closing price of the Common Stock as reported on the OTC-Bullletin Board was $.01 On August 9, 2002, there were 664 holders of record of common stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------
Liquidity and Capital Resources
-------------------------------
     The Company is in the development stage and the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has had recurring losses from operations which aggregate approximately $(10,200,000)cumulative to April 30, 2002. At April 30, 2002, the Company has a net working capital deficit of approximately $(244,000) and a stockholders' deficit of approximately $(471,000) , which raise substantial doubt about its ability to continue as a going concern. Approximately $1,000 of current assets represents cash on hand. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the year ended April 30, 2002 reflects cash used in operating activities of approximately $219,000. This use of cash is primarily attributable to general and administrative expenses consisting of salaries, rent, insurance and other general expenses. The repayment of the HDS credit line of approximately $194,000 was primarily used to fund current operations.

     On February 14, 1997, the Company entered into a seven-year operating lease for premises located at 2150 Cabot Blvd. West, Langhorne, PA. to be used for
offices and manufacturing.   Effective February 14, 1997, the Company entered
into a seven year sub-lease with HDS related to these premises.  On January
25, 2002, the Company entered into an Assignment and Amended and Restated
Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company. By such agreement, HDS accepted an assignment of the Lease from the Company. Also, on such date, the building in which the leasehold premises are contained was purchased by 2150 Cabot, LLC, a related party of the Company. Subsequent to the lease assignment, the Landlord of the premises and the Company conducted discussions respecting an outright release of the Company from contingent or other obligations of the Company to the Landlord including, but not limited to, the obligation of the Tenant to restore the leasehold premises to its original condition upon expiration of the Lease.
The Landlord granted a general release to the Company from any and all contingent or other obligations under the Lease in exchange for a release of any claim for a return of its security deposit in the amount of $79,625.
This forfeiture of the deposit was charged to operations in the current year. Management determined, based on estimates, that the actual cost that would be incurred to restore the premises to its condition as existed prior to the Lease between the former Landlord and the Company would exceed the amount of the deposit.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future operations. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which is due September 30, 2002, of approximately $256,000 will be at least partially repaid during the next (6) months. During the year ended April 30, 2002, HDS repaid approximately $194,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to April 30, 2002. In addition, the Company's management has set up a reserve of approximately $128,000 or approximately 50% of the outstanding balance at April 30, 2002, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next
(6) months, the Company will seek alternative methods of raising additional capital which may include the possible acquisition of a new line of business which may or may not be related to the development of medical devices, or the possible liquidation of its investment in HDS. To the extent that the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell its investment, raise additional capital through debt or equity markets, or possibly make an acquisition.

     In addition, the Company has continued to significantly reduce operating costs and general expenses. Cash utilitzed for operations decreased by approximately $87,000 in the current year and should continue to decrease in the next year.

Results of Operations
---------------------
     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for the its other medical devices and the start-up of HDS, a majority owned manufacturer of gel related products. HDS was a majority subsidiary in which the Company presently owns a 10.3% voting share.

       At April 30, 2002, the Company no longer holds any of these (7) licenses it had purchased from Dr. Lloyd Marks. The final license for the development of the self-shielding needle terminated on January 22, 2001 as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement. The remaining unamortized cost of $69,048 for this license agreement was charged to operations in the year ended April 30, 2001.

     In October 1999, the Company ceased sales on its other medical devices due to the relatively low level of sales, capital constraints and price increases by the manufacturer. The Company has evaluated the marketability of the licensed technology relating to these products and has determined that these
products have no viable marketability at this time.   At April 30, 2000, the
unamortized amount of this technology approximated $155,000, of which the Company has set-up a 100% reserve based upon anticipated marketability of these assets.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through April 30, 2002 is $1,394,149. This is a result of the sale of medical devices of approximately $659,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $10,200,226 as of April 30, 2002. The Company is attempting to reduce operating losses through reductions in operating expenses until such time it can generate additional capital for future operations.

          The net loss for the year ended April 30, 2002 was approximately
($184,000) as compared to a net loss of approximately ($390,000)   for the year
ended April 30, 2001.  There were no revenues in either of the two years.
The reduction in the loss of approximately $206,000 for the current year is primarily attributable a reduction in overhead costs.

Plan of Operation
------------------
      The Company has effectively terminated all of its license agreements as of April 30, 2002. The Company had temporarily halted plans to complete the development of the Self-Shielding Needle, the last remaining license, due to capital constraints. On January 22, 2001, the license agreement effectively terminated as the Company could not obtain the necessary government approval with the two (2) year term as required in the agreement. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement.

     The Company has retained a 10.3% investment, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

     No assurance can be made with respect to the viability of the Company in
the long term.   The Company no longer holds any  development licenses and has determined that its current medical products have no viable marketability.
The Company is presently exploring several alternatives, inclusive of a possible acquisition of a new line of business, which may or may not be related to the development of medical devices. Management anticipates that to meet current operating costs would require raising additional funds from either the debt or equity markets. Alternatively, the Company may need to consider liquidating its investment in HDS to meet cash requirements. No assurances can be made as to the success of these working capital raising alternatives.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------
         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ----------------------------------------------
         None

                                PART III
                              ------------
Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.
         -----------------------------------------------------------------

          Directors and Executive Officers

          The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below. All of the directors are elected annually.

    Name                           Age        Position Held
---------------------             ----       ---------------

 Matthew L. Harriton               38        President, Chief Executive
                                             Officer, Chief Financial
                                             Officer  and Director

 Dr. Daniel Durchslag              57        Director


Background of Executive Officers and Directors
----------------------------------------------

    Matthew L. Harriton has served as the Chief Financial Officer of the Company since January 1996. In April 1997, Mr. Harriton became the Chief Executive Officer and a Director of the Company, and assumed the position of President. Mr. Harriton also serves as President and Chief executive Officer of Hydrogel Design Systems, Inc., in which the Company has a 10.3% minority voting interest, since October 1996. Prior to joining Embryo Development Corporation, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation from June 1994 until December 1995, Coopers & Lybrand from September 1990 until May 1994, and The First Boston Corporation from June 1986 until May 1988. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

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

    The directors will serve until their successors have been duly elected and qualified.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

                       SUMMARY COMPENSATION TABLE
                                                                                     Long Term Compensation
                                                                                    ____________________________
                                       Annual Compensation                        Awards                    Payouts
                          ______________________________________________        _________________         ----------
   (a)                        (b)     (c)            (d)         (e)          (f)          (g)      (h)     (i)
                                                                             Restricted                     All
                                                                Other         Stock                LTIP    Other
                                                               Annual         Awards     Options/  Payouts Compensation
Name and Principal Position   Year    Salary($)    Bonus($)  Compensation($)     ($)      SARs(#)    ($)        ($)
---------------------------   ----    ---------    --------  ---------------  ---------- --------- ------- ------------
Matthew L. Harriton, CEO       2002   $60,000      $   -0-       0               ---        0          0          0
                               2001   $60,000      $   -0-       0               ---        0          0          0
                               2000   $60,000      $   -0-       0               ---        0          0          0
____________________


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------
   (a)                         (b)            (c)                  (d)         (e)
                                        % of Total Options
                  Number of Securities  Options/SARs Granted   Exercise or
                  Underlying Option/    to Employees in        Base Price     Expiration
Name              SARs Granted (#)      Fiscal Year            (# Share)        Date
----------------  --------------------- --------------------   ----------     -----------
Matthew Harriton          0                   0                  N/A             N/A



                       AGGREGATED OPTION/SARs EXERCISES IN
                           LAST FISCAL YEAR AND FY-END
                                OPTIONS/SAR VALUES
                       -------------------------------------
   (a)                         (b)       (c)                 (d)                      (e)
                                                      Number of              Value of
                                                      Securities Underlying  Unexercised
                                                      Unexercised Options/   In-the-Money
                                                      SARs at FY-End (#)     Options/SARs at
                    Shares Acquired      Value        Exercisable/           FY-End Exercisable
Name                on Exercise (#)      Realized ($) Unexercisable          Unexercisable
-----------------------------------     ------------- --------------------   -------------------
Matthew Harriton           0                $ 0            -0-0-                 -0-/-0-


Employment Agreements
---------------------
     On January 1, 1997 the Company entered into a two (2) year employment agreement with Matthew L. Harriton which provides for a base salary of $90,000 for the first year and $100,000 for the second year, with provisions for a discretionary bonus. The agreement also provides for the issuance to Mr. Harriton of options to purchase 100,000 shares of the Company's Common Stock at ($.65) per share. In September 1997, the Company amended the January 1, 1997 employment agreement. The agreement, as amended, provides for annual compensation of $60,000 effective January 1, 1998. Mr. Harriton was also granted options to purchase an additional 400,000 shares of the Company's common stock at an exercise price equal to the market price on the date of the
amendment ($0.59) exercisable for a period of four (4) years.   In June 1998,
the options to purchase the aggregate of 500,000 shares of the Company's common stock were repriced to an exercise price equal to the market price in June of 1998 of $.0938. In January 1999, the Company renewed this employment agreement for an additional two years. The agreement provides for annual compensation of $60,000 effective January 1, 1999. Mr. Harriton was also granted rights to purchase 200,000 shares of HDS common stock from the Company at a price of $1.00 per share for a period of two (2) years. In January 2001, this agreement was extended for a one (1) year term under the same terms and conditions of the original agreement. On June 26, 2001, Mr. Harriton purchased 25,000 shares of HDS common stock from the Company at a price of $1.00 per share. In January 2002, this agreement was again extended for a one (1) year term under the same terms and conditions of the original agreement.

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

     Upon the exercise of an option, the holder must make payment of the full xercise price. Such payment may be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations, or in its discretion, accept payment by non-recourse promissory note. SARs may be settled, in the Board of Directors' discretion, in cash, Common Stock, or in a combination of cash and Common Stock. The exercise of SARs cancels the corresponding number of shares subject to the related option, if any, and the exercise of an option cancels any associated SARs. Subject to certain exceptions, options and SARs may be exercised any time up to three months after termination of the holder's employment.

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

     As of June, 2002 options to purchase 1,650,000 shares of common stock, and no SARs have been granted and exercised under the Incentive Option Plan and otherwise. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------
     The following table sets forth certain information, as of July 29, 2002 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                          Percentage                      Percentage
                            Shares of      (%) of                         (%) of Total
Name and Address             Common        Common      Shares of          Comb ined
of Beneficial Owner        Stock Owned      Stock    Preferred Stock(2)     Vote(2)
-------------------        ------------  ----------  ------------------   ------------
M.D. Funding, Inc.(1)          --           --          6,000,000            46.2
5 Old Woods Drive
Harrison, NY 10528


Daniel Durchslag             250,000       3.6            ---                 1.9
9400 Brighton Way
Suite 402
Beverly Hills, CA 90210

Matthew L. Harriton        1,250,000      17.9            ---                 9.6
305 Madison Avenue
New York, NY  10165

Karen Nazzareno              400,000       5.7            ---                 3.1
305 Madison Avenue
New York, NY  10165

All directors and officer  1,500,000      21.4            ---                11.5
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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ------------------------------------------------

     In January 1997, the Company entered into a subscription agreement to acquire 50.04% of the Common Stock and 15,000,000 shares of Preferred Stock for a combined voting interest of 92.9% of Hydrogel Design Systems, Inc. (HDS). HDS was formed in October 1996 to effect the asset acquisition described below. As consideration for its interest, the Company paid $150,000 cash, 150,000 shares of its Common Stock and made available to HDS a $500,000 line of credit, bearing interest at 8%, which was increased to $850,000 in August 1997. The credit line, which expired on January 31, 1999, was extended to January 31, 2001, in February 1999 due to the financial condition of HDS, with no further cash advances allowed. In February 2001, the credit line was again extended through September 30, 2002, under the same terms as the prior extension. At April 30, 2002, the outstanding balance on the line of credit was approximately $256,000.

     On February 6, 1997 HDS, acquired substantially all of the assets of two
(2) related companies, Novatech, Inc. and Alternative Design Systems R & D Group. In consideration for the payment of $150,000, and the issuance of 150,000 shares of the Company's Common Stock (subject to certain adjustments), HDS acquired certain rights and assets, including proprietary formulas and methodology, necessary to manufacture, market, sell and distribute Hydrogel and associated products. Hydrogel is a product used in the manufacture of a variety of medical devices including, cardiac defibrillator pads and various types of electrodes. HDS has also entered into a contract for the purchase of manufacturing equipment for $600,000 which has been financed through a long-term note and security agreement between HDS and Becton Dickinson, a customer of HDS and a manufacturer and distributor of medical devices and diagnostic systems.

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

     Between November 20, 1998 and January 31, 1999, the Company sold an aggregate of 710,000 shares of the common stock of HDS for $710,000 reducing its investment to an aggregate of 562,500 shares or 14.4% common ownership of HDS. As a result of this transaction, as of January 31, 1999, this investment is no longer included as an equity investment in the financial statements of the Company, but is reported at cost. At April 30, 2002, the Company holds approximately 11.4% ownership of the common stock of HDS and a 10.3% minority voting interest in HDS.

     In February 1997, HDS entered into a seven-year sublease with the Company, which provides for minimum monthly rental payments of $9,625 and expires in 2004. In May, 1999, the minimum rental payment was reduced to $7,892 per month due to a utilization of a portion of the premises by the Company.
In October, 1999, the Company ceased use of this space and increased the amount of the sublease to the original monthly amount of $9,625. In February 2000, the monthly rent was increased to $10,214 as per the escalation provision in the sublease. On January 25, 2002, the Company entered into an Assignment and Amended and Restated Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company at 2150 Cabot Blvd. West, Langhorne, PA. By such agreement, HDS accepted an assignment of the Lease from the Company. Also, on such date, the building in which the leasehold premises are contained was purchased by 2150 Cabot, LLC, a related party of the Company. Subsequent to the lease assignment, the Landlord of the premises and the Company conducted discussions respecting an outright release of the Company from contingent or other obligations of the Company to the Landlord including, but not limited to, the obligation of the Tenant to restore the leasehold premises to its original condition upon expiration of the Lease. The Landlord granted a general release to the Company from any and all contingent or other obligations under the Lease in exchange for a release of any claim for a return of its security deposit in the amount of $79,625. This forfeiture of the deposit was charged to operations in the current year. Management determined, based on estimates, that the actual cost that would be incurred to restore the premises to its c ondition as existed prior to the Lease between the former Landlord and the Company would exceed the amount of the deposit.

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

     While the exercise of the options resulted in the issuance of 2,150,000 shares of common stock, the Company does not believe there has been a change of control since the Company's Articles of Incorporation provide that the shares of common stock vote together as one class with the shares of the Company's preferred stock. As of June 29, 2002, the holders of the preferred stock held 46.2% of the voting power.

     Although the persons exercising the options may be deemed to operate as a
group, they disclaim they are operating as a group.   While no immediate changes
in the direction of the Company are presently contemplated, depending upon future circumstances, the persons exercising the options may in the future attempt to influence the direction of the Company.

     On February 10, 1999, the Company entered into a sixteen (16) month lease commencing March 1, 1999, for office space which was personally guaranteed by an officer of the Company. Commencing July 1, 2000, the Company has continued to rent the space on a month to month basis. The Company terminated the lease on August 31, 2001.

     On September 1, 2001, the Company entered into a sublease with HDS for office space on a month to month basis. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.

     M.D. Funding, Inc. may be deemed a parent of the Company as a result of its control of the Company voting stock. M.D. Funding, Inc. is a corporation which is wholly owned by Donna Field, the beneficial owner of such shares.
M.D. Funding, Inc. is not affiliated with any of the officers or directors of the Company. See "Principal Stockholders."

                                  PART IV
                                 ----------
Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
(a)(1)  Financial Statements.

     The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules

Report of Independent Certified Public Accountants                F-1

Balance sheet as of April 30, 2002                                F-2

Statements of operations for the years ended
  April 30, 2002 and 2001                                         F-3

Statements of stockholders' equity (deficit) for the years
  ended April 30, 2002 and 2001                                   F-4 - F-7

Statements of cash flows for the years ended
  April 30, 2002 and 2001                                         F-8 - F-9

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

10.30++        Management Agreement between Hydrogel Design Systems, Inc.
                     and the Company dated August 31, 1997.

10.31++        Amendment No. 1 to Licensing Agreement by and between Dr.
                     Lloyd Marks and the Company dated September 30, 1997.

10.32++        Loan Agreement and Promissory Note between Hydrogel Design
                     Systems, Inc. And BH Funding, LLC dated October 1, 1997.

10.33++        Amendment #1 to Employment Agreement by Matthew Harriton
                     and the Company dated September 16, 1997.

10.34++++      Stock Option Agreement between the Company and Andrew Frabrikant dated June 17, 1998.

10.35++++      Stock Option Agreement between the Company and Dr. Daniel
                     Durchslag dated June 17, 1998.

10.36++++      Stock Option Agreement between the Company and Matthew Harriton dated June 17, 1998.

10.37++++       Stock Option Agreement between the Company and Karen Nazzareno dated June 17, 1998

10.38****      Amendment No. 1 to Licensing Agreement of Safety Needle by and
                     between Dr. Lloyd Marks and the Company dated January 22, 1999.

10.39#         Employment Agreement by Matthew Harriton and the Company dated
                     January 1, 1999.

10.40#         Amendment #2 to Revolving Credit Agreement between Hydrogel
                     Design Systems, Inc. and the Company dated February 1,
                     1999.

10.41####      Amendment #3 to Revolving Credit Agreement between Hydrogel
                     Design Systems, Inc. and the Company dated February 1,
                     2001.

10.42####      Promissory Note between  Sterling Foster Securities Litigation
                    Fund and the Company dated June 26, 2001.

16+++          Letter from Holtz Rubenstein & Co., LLP re Change in Certifying
                     Accountant dated May 7, 1998.

16.1##         Letter from Moore Stephens, P.C. re Change in Certifying
                     Accountant dated April 11, 2000.

99###          Letter from the Nadaq SmallCap Market dated March 16, 1998.


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

     ### Incorporated by reference to the Company's Form 8-K filed on April 16, 1998.

    +++   Incorporated by reference to the Company's Form 8-K filed on May 8,
          1998.

    ++++ Incorporated by reference to the Company's Form 10KSB dated April 30, 1998.

    **** Incorporated by reference to the Company's Form 8-K filed on February 12, 1999.

    #     Incorporated by reference to the Company's Form 10KSB dated April 30,
          1999.

    ## Incorporated by reference to the Company's Form 8-K filed on April 13, 2000.

    #### Incorporated by reference to the Company's Form 10KSB dated April 30, 2001.

(B)  Reports on Form 8-K.

     None.

                            SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        August 9, 2002

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

Signature                       Title                        Date
-----------------------         --------------------        ------------


/s/ Matthew L. Harriton         Chief Executive Officer,    August 9, 2002
-----------------------
Matthew L. Harriton             Chief Financial Officer,
                                Principal Accounting Officer
                                and Director


/s/ Daniel Durchslag            Director                    August 9, 2002
-----------------------
Daniel Durchslag

                 EMBRYO DEVELOPMENT CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)
                       REPORT ON AUDIT OF
                      FINANCIAL STATEMENTS
                 ------------------------------------



 Independent auditors' report                                    F-1

 Balance sheet                                                   F-2

 Statements of operations                                        F-3

 Statements of stockholders' equity (deficit)                    F-4 -F-7

 Statements of cash flows                                        F-8 -F-9

 Notes to financial statements                                   F-10-F-24

                  REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Embryo Development Corporation
  New York, New York


       We have audited the accompanying balance sheet of Embryo Development Corporation [a development stage company] as of April 30, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended April 30, 2002 and April 30, 2001. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Embryo Development Corporation [a development stage company] as of April 30, 2002, and the results of its operations and its cash flows for the years ended April
30, 2002 and April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. We express no opinion on the cumulative period from inception [March 3, 1995] through April 30, 2002 as shown in the cumulative columns on the statements of operations and the statements of cash flows, nor on the statements of stockholders' equity for the period from inception [March 3, 1995] through April 30, 1999.

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


Roseland, New Jersey
July 19, 2002

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
-------------------------------

BALANCE SHEET AS OF APRIL 30, 2002.
-----------------------------------
Assets:
Current Assets:
  Cash                                                          $      1,022
  Prepaid Expenses and Other Current Assets                            9,129
                                                                       ------
  Total Current Assets                                                10,151

Property and Equipment - At Cost -
 Net of Accumulated Depreciation of $34,405                            6,967

Investment in Unconsolidated Investee - At Cost                       39,026

Other Asset:
  Due from Unconsolidated Investee - Net of Reserve of $128,211      128,210


  Total Assets                                                 $     184,354
                                                               =============
Liabilities and Stockholders' Deficit:
Current Liabilities:
  Accounts Payable and Accrued Expenses                        $     197,135
  Royalty Payable - Current Portion                                   57,500
                                                                    --------
  Total Current Liabilities                                          254,635

Long-term Liabilities:
   Royalty Payable - Long-Term                                       321,500
   Note and Interest Payable - Long Term                              79,430
                                                                     -------
   Total Long-term Liabilities                                       400,930

Commitments and Contingencies

Stockholders' Deficit:
  Preferred Stock, $.0001 Par Value; Authorized 15,000,000
   Shares; 6,000,000 Issued and Outstanding,
   Liquidation Preference $600,000                                       600

  Common Stock, $.0001 Par Value, Authorized 30,000,000
   Shares; 6,995,000 Issued and Outstanding                              700

  Additional Paid-in-Capital                                       9,991,267

  Deficit Accumulated During the Development Stage               (10,200,226)

  Notes and Interest Receivable                                     (263,552)
                                                                  -----------
  Total Stockholders' Deficit                                       (471,211)
                                                                  -----------
  Total Liabilities and Stockholders' Deficit                   $    184,354
                                                               =============

See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
-------------------------------

STATEMENTS OF OPERATIONS
-------------------------------

                                                                         Cumulative
                                                                        From Inception
                                                     Years ended       March 3, 1995 to
                                                      April 30,           April 30,
                                                2 0 0 2     2 0 0 1        2 0 0 2
                                              ----------  ----------   -------------
Revenues                                      $     --    $      870   $  1,394,149

Costs and Expenses:
  Cost of Sales                                                  612       1,222,647
  General, Selling and Administrative            251,280     504,903       6,740,797
  Royalties                                         --           --          583,593
  Research and Development                          --         1,350       1,091,377
  Amortization                                      --        10,357         898,810
  Loss on Write-off of Licensed Technology          --        69,048         711,190
  Loss on Write-off of Inventories                  --           --           10,755
  Interest Income - Related Party                (12,495)    (35,915)       (164,299)
  Interest and Other [Income] Expens             (13,708)     (9,985)        407,943
  Equity Loss of Operations of Unconsolidated
   Investee                                         --           --          665,374
  Provision for Litigation Settlement               --           --          100,000
  Adjustment for Collectibility of Amount Due
   from Unconsolidated Investee                 ( 97,212)   (149,335)        128,211
  Forfeiture of Security Deposit                  79,625         --           79,625
  Gain on Sale of Stock of
   Unconsolidated Investee                       (23,185)        --         (676,695)
                                                ----------  ----------    -----------
    Total Costs and Expenses                     184,305     391,035      11,799,328
                                                ----------  ----------    -----------

  Loss Before Minority Interest                 (184,305)  ( 390,165)    (10,405,179)

  Minority Interest in Net Loss of Subsidiary        --          --          204,953
                                                ---------  ----------    ------------
   Net Loss                                   $( 184,305) $( 390,165)   $(10,200,226)
                                              =========== ===========   =============


  Basic and Diluted Net Loss Per Common
   Share                                      $     (.03) $     (.06)   $      (1.77)
                                              =========== ===========   ==============

  Weighted Average Number of Common
   Shares Used in Computing Basic and
   Diluted Loss Per Common Share               6,995,000   6,995,000       5,763,830
                                               =========   =========     ============





                                 F-3
         See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
-------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------


                                                                           Additional
                                   Common Stock       Preferred Stock       Paid-in
                                  Shares  Amount     Shares     Amount      Capital
                                 ----------------   -------------------    -----------
Issuance of Stock for Cash at
 Inception March 3, 1995:
 Common                          2,400,000 $   240      --   $     --        $   108,936
 Preferred                            --        --  6,000,000    600              10,224
Issuance of Stock for Licensed
 Technology                        325,000      33      --         --            974,967
Issuance of Stock for Research
 and Development                   125,000      12      --         --            374,988
Issuance of Stock in Connection
 with Subscription Agreement       180,000      18      --         --            539,982
Net Loss                               --       --      --         --                --
                                 ----------- ------- --------- ---------     -------------
 Balance - April 30, 1995        3,030,000     303  6,000,000    600           2,009,097
Issuance of Stock in Connection
 with Initial Public Offering    1,150,000     115        --      --           4,337,093
Issuance of Stock in Connection
 with Consulting Agreements        510,000      51        --      --           2,039,949
Compensation Earned in
 Connection with Consulting
 Agreements                            --       --        --      --                 --
Net Loss                               --       --        --      --                 --
                                 ----------   ------ ----------   ------     -------------
 Balance - April 30, 1996 -
  Forward                        4,690,000  $  469  6,000,000  $  600      $   8,386,139





See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
-------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------

                                                  Deficit
                                                Accumulated
                                                During the                  Total
                                     Unearned   Development     Notes      Stockholders'
                                   Compensation     Stage     Receivable     Equity
                                   -----------  ------------  ----------   -------------
Issuance of Stock for Cash at
 Inception March 3, 1995:
 Common                          $      --      $        --   $     --     $     109,176
 Preferred                              --               --         --            10,824
Issuance of Stock for Licensed
 Technology                             --               --         --           975,000
Issuance of Stock for Research
 and Development                        --               --         --           375,000
Issuance of Stock in Connection
 with Subscription Agreement            --               --         --           540,000
Net Loss                                --          (483,310)       --          (483,310)
                                 ------------   -------------- -----------  -------------
 Balance - April 30, 1995               --          (483,310)       --         1,526,690

Issuance of Stock in Connection
 with Initial Public Offering           --               --         --         4,337,208
Issuance of Stock in Connection
 with Consulting Agreements      (2,040,000)             --         --               --
Compensation Earned in
 Connection with Consulting
 Agreements                          97,500              --         --            97,500
Net Loss                                --        (1,139,761)       --        (1,139,761)
                                 ------------    ------------   -----------  ------------

 Balance - April 30, 1996 -
  Forward                       $(1,942,500)     $(1,623,071)  $     --       $4,821,637




                                                F-4



See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
-------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------


                                                                           Additional
                                   Common Stock       Preferred Stock       Paid-in
                                 Shares   Amount    Shares   Amount         Capital
                                ------------------  ------------------    --------------
 Balance - April 30, 1996 -
  Forwarded                     4,690,000  $  469   6,000,000  $ 600      $    8,386,139
Issuance of Stock for Services      5,000       1         --      --              17,499
Issuance of Stock in Connection
 with Investment in Subsidiary    150,000      15         --      --              74,985
Compensation Earned in
 Connection with Consulting
 Agreements                           --       --         --      --                 --
Issuance of Stock by Subsidiary
 to Minority Holders                  --       --         --      --             (37,350)
Amortization of Unearned
 Compensation of Minority
 Holders-Subsidiary                  --        --         --      --               2,502
Net Loss                             --        --         --      --                 --
                               -----------  ------  ----------- -------    ----------------
 Balance - April 30, 1997       4,845,000     485   6,000,000    600           8,443,775

Compensation Earned in
 Connection with Consulting
 Agreements                           --       --         --      --                  --
Issuance of Stock by Investee
 in Connection with
 Private Placement - April 1998       --       --         --       --          1,330,326
Net Loss                              --       --         --       --                --
                               ------------   -----  ---------   -------     -------------
 Balance - April 30, 1998 -
  Forward                        4,845,000  $  485   6,000,000  $ 600       $   9,774,101



See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
-------------------------------

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------

                                                    Deficit
                                                  Accumulated
                                                   During the                   Total
                                      Unearned    Development      Notes    Stockholders'
                                     Compensation   Stage        Receivable     Equity
                                     ------------ -------------  ---------- -------------

 Balance - April 30, 1996 -
  Forwarded                         $(1,942,500)  $ (1,623,071) $      --   $  4,821,637

Issuance of Stock for Services             --              --          --         17,500
Issuance of Stock in Connection
 with Investment in Subsidiary             --              --          --         75,000
Compensation Earned in
 Connection with Consulting
 Agreements                            495,000             --          --        495,000
Issuance of Stock by Subsidiary
 to Minority Holders                       --              --          --        (37,350)
Amortization of Unearned
 Compensation of Minority
 Holders-Subsidiary                        --              --          --          2,502
Net Loss                                   --       (1,907,403)        --     (1,907,403)
                                   -------------  -------------  ---------  --------------
 Balance - April 30, 1997           (1,447,500 )    (3,530,474)        --      3,466,886

Compensation Earned in
 Connection with Consulting
 Agreements                            495,000             --          --        495,000
Issuance of Stock by Investee
 in Connection with
 Private Placement - April 1998            --              --          --      1,330,326
Net Loss                                   --        (3,243,983)       --     (3,243,983)
                                  --------------   -------------  --------   -------------
 Balance - April 30, 1998 -
  Forward                         $   (952,500)    $ (6,774,457)  $    --   $  2,048,229

                                                F-5

See Accompanying Notes to Financial Statements.

 EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
---------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------


                                                                           Additional
                                Common Stock        Preferred Stock         Paid-in
                               Shares   Amount    Shares      Amount        Capital
                              ----------------    ------------------       ------------
 Balance - April 30, 1998 -
  Forwarded                    4,845,000  $ 485    6,000,000  $ 600       $   9,774,101

Exercise of Options July 1998
 with Notes Receivable         2,150,000    215          --      --             201,455
Compensation Earned in
 Connection with Consulting
 Agreements                          --      --          --      --                 --
Amortization of Unearned
 Compensation of Minority
 Holders - Investee                  --      --          --      --               3,437
Issuance of Stock by Investee
 in Connection with Exercise
 of Options - January 1999           --      --          --      --              12,274
Net Loss                             --      --          --      --                  --
                                ----------  ------  ---------  -------     ---------------
 Balance - April 30, 1999      6,995,000  $ 700     6,000,000  $  600     $   9,991,267

Compensation Earned in
 Connection with Consulting
 Agreements                          --      --           --       --               --
Net Loss                             --      --           --       --               --
                               ----------- -------  ---------- --------    --------------
Balance - April 30, 2000       6,995,000  $ 700     6,000,000  $  600      $  9,991,267

Compensation Earned in
 Connection with Consulting
 Agreements                          --      --           --       --               --
Net Loss                             --      --           --       --               --
                              ------------ -------- ----------- --------    -------------
Balance - April 30, 2001       6,995,000 $  700     6,000,000  $  600      $  9,991,267
 Forward

See Accompanying Notes to Financial Statements.

 EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
--------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

                                              Deficit
                                             Accumulated
                                             During the                       Total
                                 Unearned    Development     Notes        Stockholders'
                               Compensation     Stage      Receivable         Equity
                               ------------  ------------  ----------     -------------
Balance - April 30, 1998 -
  Forwarded                   $  (952,500)   $ (6,774,457)  $     --      $    2,048,229

Exercise of Options July 1998
 with Notes Receivable                --              --      (201,670)              --
Compensation Earned in
 Connection with Consulting
 Agreements                       435,000             --          --             435,000
Amortization of Unearned
 Compensation of Minority
 Holders - Investee                   --              --          --               3,437
Issuance of Stock by Investee
 in Connection with Exercise
 of Options - January 1999            --              --          --              12,274
Net Loss                              --      (1,698,788)         --          (1,698,788)
                              ------------    -------------  ------------   -------------
 Balance - April 30, 1999        (517,500)    (8,473,245)     (201,670)          800,152

Compensation Earned in
 Connection with Consulting
 Agreements                       367,500            --            --            367,500
Net Loss                              --      (1,152,511)          --         (1,152,511)
                               -----------    -------------  ------------   -------------
Balance - April 30, 2000        $(150,000)   $(9,625,756)    $(201,670)    $      15,141

Compensation Earned in
 Connection with Consulting
 Agreements                       150,000            --            --            150,000
Net Loss                              --      (  390,165)          --           (390,165)
                               ------------  -------------   -------------  --------------
Balance - April 30, 2001       $      --     $(10,015,921)   $(201,670)      $  (225,024)
 Forward


                                        F-6
See Accompanying Notes to Financial Statements.

 EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
--------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------


                                                                       Additional
                               Common Stock        Preferred Stock      Paid-in
                            Shares    Amount     Shares      Amount     Capital
                           -----------------    -------------------    ------------
Balance - April 30, 2001     6,995,000 $ 700     6,000,000   $ 600     $ 9,991,267
 Forwarded

Reclassification of Interest
 on Note Receivable                --     --            --      --             --
Net Loss                           --     --            --      --             --
                             --------- ------    -----------  ------    -----------
lance - April 30, 2002       6,995,000 $ 700     6,000,000   $  600    $ 9,991,267
                             ========= ======    =========== =======   ============






See Accompanying Notes to Financial Statements.

 EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
--------------------------------

STATEMENTS  OF STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

                                                Deficit
                                              Accumulated
                                              During the                     Total
                                 Unearned     Development   Notes        Stockholders'
                                Compensation     Stage     Receivable        Equity
                                -----------   -----------  -----------   -------------
Balance - April 30, 2001      $         --   $(10,015,921) $(201,670)   $  (225,024)
 Forward

Reclassification of Interest on
 Note Receivable                        --            --     (61,882)       (61,882)

Net Loss                                --    (  184,305)        --        (184,305)
                               ------------   ------------- ----------  ------------
Balance - April 30, 2002      $         --  $(10,200,226)  $(263,552)   $  (471,211)
                              ============= ============== ============ =============








                                                F-7
See Accompanying Notes to Financial Statements.

 EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
--------------------------------

STATEMENTS OF CASH FLOWS
-------------------------------

                                                                              Cumulative
                                                                            From Inception
                                                      Years ended           March 3, 1995 to
                                                       April 30,               April 30,
                                                  2 0 0 2      2 0 0 1         2 0 0 2
                                               ------------  ------------   ----------------
Operating Activities:
   Net Loss                                      $( 184,305)   $( 390,165)   $(10,200,226)

  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
   Depreciation and Amortization                      3,110        14,748       1,567,228
   Write-Off and Reserve of Licensed Technology         --         69,048         711,190
   Write-Off of Inventories                             --            --           10,755
   Gain on Sale of Stock of Unconsolidated Investee (23,185)          --         (676,695)
   Adjustment for Collectibility of Amount Due from
    Unconsolidated Investee                         (97,212)     (149,335)        128,211
   Minority Interest in Loss of Subsidiary              --            --          204,953)
   Equity Loss in Operations of Unconsolidated
    Investee                                            --            --          665,374
   Provision for Litigation Settlement                  --            --          100,000
   Non-Cash Consideration - Other                       --        150,000       2,096,233
   Non-Cash Consideration - Research and
    Development                                         --            --          440,000

  Changes in Assets and Liabilities:
   [Increase] Decrease:
    Accounts Receivable                                 --         7,628         ( 79,697)
    Interest Receivable                             (16,133)     (16,134)         (33,700)
    Inventories                                         --           --           (55,791)
    Prepaid Expenses and Other Current Assets        10,682       (3,759)         (19,629)
    Other Assets                                     95,176          705         (148,042)

   Increase [Decrease]:
   Accounts Payable and Accrued Expenses            ( 5,009)      41,042          866,514
   Royalty Payable                                  ( 2,500)     (30,000)         379,000
                                                  -----------   ---------       -----------
   Net Cash - Operating Activities - Forward       (219,376)    (306,222)      (4,454,228)
                                                  -----------   ---------      ------------

Investing Activities:
  Proceeds from Sale of Stock of
    Unconsolidated Investee                          25,000          --           735,000
  Purchase of Short-Term Investments                    --           --          (847,000)
  Proceeds from Sale of Short-Term Investments          --           --           847,000
  Purchase of Investments in Available-for-Sale
   Securities                                           --           --        (6,129,521)
  Proceeds from Sale of Investments in Available-
   for-Sale Securities                                  --           --         6,129,521
   Repayment of Loans from Unconsolidated Investee  194,424      298,670          751,915
  Net Cash Paid for Asset Acquisition                   --           --          (200,588)
  Purchase of Licensed Technology                       --           --          (450,000)
  Purchase of Property and Equipment                    --         ( 368)      (1,036,741)
  Divestiture of Cash of Subsidiary                     --            --          (77,794)
                                                   ----------  ----------    --------------
   Net Cash - Investing Activities - Forward   $    219,424  $   298,302     $   (278,208)
                                               -------------- -----------    --------------

                                 F-8
See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
---------------------------------

STATEMENTS OF CASH FLOWS (Continued)
------------------------------------

                                                                           Cumulative
                                                                          From Inception
                                                     Years ended         March 3, 1995 to
                                                      April 30,             April 30,
                                                 2 0 0 2      2 0 0 1        2 0 0 2
                                               ----------    ---------   -----------------
  Net Cash - Operating Activities - Forwarded  $ (219,376)    $(306,222)  $ (4,454,228)
                                               ----------     ----------- -------------

  Net Cash - Investing Activities - Forwarded     219,424       298,302      ( 278,208)
                                               ----------     ----------- -------------
  Financing Activities:
  Proceeds from Issuance of Debt                      --           --          650,000
  Proceeds from Issuance of Stock                     --           --          120,000
  Proceeds from Issuance of Subsidiary Stock to
   Minority Shareholder                               --           --          150,000
  Repayment of Debt                                   --           --         (550,000)
  Proceeds of Stock Offering, Net of Deferred Costs   --           --        4,337,208
  Due from Unconsolidated Investee                    --           --           26,250
                                                ----------     -----------  -----------
    Net Cash - Financing Activities                   --           --        4,733,458
                                                ----------     -----------  -----------
Net Increase [Decrease] in Cash and Cash
   Equivalents                                         48      ( 7,920)          1,022

Cash and Cash Equivalents - Beginning of Period       974        8,894             --
                                                ----------     -----------  -----------
Cash and Cash Equivalents - End of Period          $1,022        $ 974          $1,022
                                                ==========     ===========  ===========


See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS
-------------------------------

[1] Organization and Nature of Operations

Embryo Development Corporation [the "Company"] is a Delaware Corporation which was formed to develop, acquire, manufacture and market various bio-medical devices throughout the United States.

In January 1997, the Company acquired a majority interest in Hydrogel Design Systems, Inc. ["HDS"] which was a consolidated subsidiary of the Company until January 21, 1998. On that date, the Company's ownership of HDS dropped to 45.6%, and the investment was accounted for under the equity method. In January 1999, the Company's share of HDS dropped to 14.4% and is being presented on the cost basis from then onward. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product. The Company presently holds 11.4% of the Common Stock of HDS and 10.3% of total voting shares.

The Company is in the development stage, as defined in Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises." To date, the Company has generated minimal sales and devoted its efforts primarily to various organizational activities, including negotiating of license agreements inclusive of the Self-Shielding Needle, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995
[See Note 6], and undertaking preliminary activities for the commencement of
operations.   In September 1995, the Company purchased certain assets and the on-going business of a medical products division of an existing business
[See Note 8]. The Company has not generated any significant revenue to date. All of the license agreements for the development of various medical devices, inclusive of the Self-Sheilding Needle, have effectively been terminated and the Company has determined that the remaining assets it had purchased relating to medical products have no viable marketability.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $10,200,000, has a working capital deficit of approximately $244,000, and utilized cash of approximately $219,000 for operating activities for the year ended April 30, 2002. In addition, the Company has not generated any revenue in the last two fiscal years ending April 30, 2002 and April 30, 2001. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. Management anticipates that to meet these needs will require raising additional funds from either the debt or equity markets. The Company is presently exploring several alternatives, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future operations. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which is due September 30, 2002, of approximately $256,000 will be at least partially repaid during the next (6) months. During the year ended April 30, 2002, HDS repaid approximately $194,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to April 30, 2002. In addition, the Company's management has set up a reserve of approximately $128,000 or approximately 50% of the outstanding balance at April 30, 2002, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital which may include the possible acquisition of a new line of business which may or may not be related to the development of medical devices, or the possible liquidation of its investment in HDS. To the extent that the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell its investment, raise additional capital through debt or equity markets, or possibly make an acquisition.

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

Upon consolidation, all significant intercompany accounts and transactions were eliminated.

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

Depreciation expense for the years ended April 30, 2002 and 2001 and the cumulative period from inception [March 3, 1995] through April 30, 2002 amounted to $3,110, $4,391 and $126,787, respectively.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and receivables from related parties. The Company routinely assesses the financial strength of its customers and third party payors and believes that its accounts receivable credit risk exposure is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of April 30, 2002, the Company had no funds with a financial institution subject to credit risk beyond the insured amount. The Company does not require collateral or other security to support financial instruments subject to credit risk.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #3
---------------------------------------


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

Advertising - The Company charges advertising costs to expense as incurred. Advertising costs approximated $-0-, $-0-, and $78,000 for the years ended April 30, 2002 and 2001, and the cumulative period from inception [March 3, 1995] through April 30, 2002, respectively.

Impairment - Certain long-term assets of the Company are reviewed at least quarterly to determine whether there are indications the carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

[3] Investment in HDS

In January 1997, the Company entered into a subscription agreement to acquire 1,251,000 shares of HDS common stock and 15,000,000 shares of HDS Series A preferred stock. HDS was formed to effect the asset acquisition described in
Note 8B. As consideration for its interest, the Company contributed $150,000 in cash, 150,000 shares of its common stock, and the commitment to make available to HDS a $500,000, 8% revolving line of credit.

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

Summarized financial information for HDS, which prior to January 21, 1998 was consolidated, commencing January 21, 1998 through January 31, 1999 was accounted for using the equity method, and subsequent to January 31, 1999 is being accounted for on the cost method, is no longer presented due to the reduction of the investment, which is currently reported at cost. As of April 30, 2002, the Company holds approximately 11.4% ownership of the common stock of HDS and 10.3% of total voting shares.

In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August 1997, the Company increased the amount of the revolving line of credit to $850,000. At April 30, 2002, borrowings under the revolver approximated $256,000 including accrued interest.

In February 1997, HDS entered into a seven-year sublease with the Company, which provided for minimum monthly rental payments of $9,625 and was to expire in 2004 [See Note 7D]. In May 1999, these payments were reduced to $7,892 per month due to utilization of a portion of the premises by the Company. In October, 1999, the Company ceased use of this space and increased the amount of the sublease to the original monthly amount of $9,625. On February 1, 2000, the monthly rent was increased to $10,214 as per the escalation provision in the sublease. On January 25, 2002, the Company entered into an Assignment and Amended and Restated Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company at 2150 Cabot Boulevard West, Langhorne, PA.
By such agreement, HDS accepted an assignment from the lease from the Company. Also, on such date, the building in which the leasehold premises are contained was sold to 2150 Cabot, LLC, a related party.

In August 1997, HDS entered into a one-year management agreement with the Company subject to automatic renewal each year. The management agreement provided for an annual fee of the greater of $75,000 per annum or ten (10%) percent of the gross sales generated by the Company's sales representatives in consideration for the Company providing HDS with administrative, marketing and management services. General and administrative expenses have been reduced by $-0-, $-0- and $43,750 for the years ended April 30, 2002 and 2001 and for the cumulative period from inception [March 3, 1995] through April 30, 2002, respectively. On May 4, 1998, HDS notified the Company that the agreement would not be renewed effective August 1998.

On January 31, 1999, all amounts under the revolver became due. The Company requested payment from HDS for an aggregate of $667,000 which represented all monies due inclusive of interest under the revolver and all monies due under the terms of the management agreement. HDS was unable to make the required payment due to its current financial condition. The original line of credit which expired on January 31, 1999 was extended to January 31, 2001. The terms of the extension prohibited any future cash advances on the credit line and provided for repayment of an amount equal to 50% of any cash flow from operations in excess of $500,000 annually to be paid within 45 days of the fiscal year end of HDS, with any remaining outstanding balance due on January 31, 2001.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #6
-----------------------------------------

[3] Investment in HDS [Continued]

On January 31, 2001, the credit line extension expired. The Company requested payment from HDS for an aggregate of $516,000, the outstanding balance. HDS was unable to make the required payment due to its current financial condition. On February 1, 2001, the Company agreed to extend the maturity date by twenty
(20) months to September 30, 2002 under the same terms and conditions as the prior extension granted on January 31, 1999. The Company's management has set up a reserve of approximately $128,000 or approximately 50% of the outstanding balance at April 30, 2002 of approximately $256,000, based upon
anticipated probable collectibility.   Approximately $194,000 and $299,000 of
the original obligation was collected during the years ended April 30, 2002 and April 30, 2001, respectively. HDS has continued to make additional payments subsequent to April 30, 2002.

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

In consideration for eliminating all future and any prior minimum payment obligations on this invention and any other products or inventions currently or previously licensed by the Company from the licensor, the Company agreed to
(a) increase the royalty on future sales from 8% to 10%, and (b) pay the licensor a maximum royalty of $450,000. Such payments shall be payable at a minimum rate of $2,500 per month through February 2014 plus 10% of the proceeds received by the Company from any capital raised which exceeds $600,000, and 10% of annual pre-tax income. The aggregate royalty of $450,000 was charged to operations in the year ended April 30, 1999. At April 30, 2002, the remaining unpaid balance of $379,000 is included in current and long-term liabilities. During the year ended April 30, 2002, the Company has paid an aggregate of $2,500 and is in arrears in the amount of $27,500 to the licensor as a result of cash constraints.

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

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #7
----------------------------------------

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

[5] Note Payable

In conjunction with the litigation settlement as described in Note 7A , the Company recorded a long-term note payable in the amount of $75,000 which is due on June 26, 2003 and bears interest at 7% per year.

[6] Stockholders' Deficit

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

[6] Stockholders' Deficit [Continued]

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

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #9
---------------------------------------

[6] Stockholders' Deficit [Continued]

[H] Net Loss Per Share - Net loss per share was computed by dividing net loss by the weighted number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

[I] Reserved Shares - Common shares reserved at April 30, 2002 are as follows:

Incentive Stock Option Plan                         350,000
Non-Qualified Stock Option Plan                   2,000,000
                                                 ----------
Total                                             2,350,000
                                                 ==========

[7] Commitments and Contingencies

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

 In June 2001, definitive settlement documents were executed The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The
Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. The settlement is contingent upon, among other things, final approval by the court. There can be no assurance that the settlement will be concluded. In the year ended April 30, 2000, the Company recorded a reserve of $100,000 for this obligation.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #10
------------------------------------------

[7] Commitments and Contingencies [Continued]

B] Employment Agreements - In January 1999, the Company renewed an employment agreement with an officer. The two-year agreement provides for annual compensation of $60,000 effective January 1, 1999. The officer was also granted rights to purchase 200,000 shares of HDS common stock from the Company at a price of $1.00 per share for a period of two (2) years. On June 26, 2001, the officer exercised this right and purchased 25,000 shares of HDS common stock from the Company at a price of $1.00 per share. In January, 2001, this agreement was extended for a one (1) year term under the same terms and conditions of the original agreement. In January, 2002, this agreement was again extended for a one (1) year term under the same terms and conditions of the original agreement.

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

[D] Operating Leases - On February 14, 1997, the Company entered into a seven-year operating lease for premises to be used for offices and manufacturing. The lease provided for monthly minimum lease payments of $9,625. The lease contained a five-year renewal option and provided that the Company shall pay for insurance, taxes and maintenance. In addition, the lease contained an escalation clause based upon increases in the consumer price index for years four through seven. In February, 2000, the fourth year of the lease, the monthly minimum lease payment was increased to $10,214. Effective February 14, 1997, the Company entered into a seven year sub-lease with HDS which provided for minimum monthly rental payments of $9,625 to be received, and was to expire in 2004. On May 1, 1999, the minimum rental payment on the sub-lease with HDS was reduced to $7,892 due to utilization of a portion of the premises by the Company. In October 1999, the Company ceased use of this space and increased the amount of the sublease to the original monthly amount of $9,625. In February 2000, the monthly rent was increased to $10,214 as per the escalation provision in the sublease.
On January 25, 2002, the Company entered into an Assignment and Amended and Restated Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company at 2150 Cabot Blvd. West, Langhorne, PA. By such agreement, HDS accepted an assignment of the Lease from the Company. Also, on such date, the building in which the leasehold premises are contained was purchased by 2150 Cabot, LLC, a related party of the Company. Subsequent to the lease assignment, the Landlord of the premises and the Company conducted discussions respecting an outright release of the Company from contingent or other obligations of the Company to the Landlord including, but not limited to, the obligation of the Tenant to restore the leasehold premises to its original condition upon expiration of the Lease. The Landlord granted a general release to the Company from any and all contingent or other obligations under the Lease in exchange for a release of any claim for a return of its security deposit in the amount of $79,625. This forfeiture of the deposit was charged to operations in the current year. Management determined, based on estimates, that the actual cost that would be incurred to restore the premises to its condition as existed prior to the Lease between the former Landlord and the Company would exceed the amount of the deposit.

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

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #11
----------------------------------------
[7] Commitments and Contingencies [Continued]

[D] Operating Leases (Cont'd)- On February 10, 1999, the Company entered into a sixteen (16) month lease for office space commencing March 1, 1999. The lease provides for minimum monthly lease payments of $5,085 and is personally guaranteed by an officer of the Company. In June 2000, the lease was extended on a month to month basis under the same terms and conditions. The Company terminated the lease on August 31, 2001.

On September 1, 2001, the Company entered into a sublease with HDS for office space on a month to month basis, which provides for a monthly lease payment of $2,000.

Aggregate rent expense was $122,265, $185,356 and $1,007,518 for the years ended April 30, 2002 and 2001, and the cumulative period from inception [March 3, 1995] through April 30, 2002, respectively. Rental income from the sub-lease amounted to $91,923, $124,330, and $467,466 for the years ended April 30, 2002 and 2001, and the cumulative period from inception [March 3, 1995] through April 30, 2002, respectively.

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

[8] Business Combinations

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

In October, 1999, the Company ceased sales of these medical products due to the relatively low level of sales, capital constraints and price increases by CF.
At April 30, 2001, the unamortized amount of the technology approximated $155,000, of which the Company has recorded a 100% reserve against. The Company's management has determined that these products have no viable marketability.

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

In January 1998, as a result of subsequent litigation between HDS and the former owners, the terms of the original purchase were modified. The Company shares were returned to HDS for a cash payment of $450,000 and a long-term promissory note in the amount of $950,000.
                                F-20

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #12
-----------------------------------------

[9] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of April 30, 2002 are as follows:


Deferred Tax Assets:
  Net Operating Loss Carryforward                                 $2,714,000
  Tax Basis of Intangible Assets in Excess of Book Basis             111,000
                                                                  ----------
  Total                                                           $2,825,000
                                                                  ==========

Deferred Tax Asset                                                2,825,000
Valuation Allowance                                              (2,825,000)
                                                                 ------------
  Net Deferred Tax Asset                                         $       --
                                                                 ============
The valuation allowance of $2,825,000 represents an increase of $156,000 over the preceding year. Net operating loss carryforwards of approximately $6,700,000 expire between 2011 and 2017.


A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the year ended April 30, 2002 and 2001 follows:

                                               2 0 0 2            2 0 0 1
                                             ----------       ------------
Statutory Federal Income Tax Rate                 (34) %         (34) %
State Income Taxes, net of Federal Effect         ( 6) %         ( 6) %
Valuation Allowance and Other                      40  %          40  %
                                               ---------       ----------

Effective Income Tax Rate                          --             --
                                               ==========     ============


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

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #13
----------------------------------------

[11] Supplementary Information - Statements of Cash Flows

Cash paid during the periods for:
                                                              Cumulative
                                                                 from
                                                               Inception
                                                                March 3,
                                                Years ended     1995 to
                                                April 30,      April 30,
                                           2 0 0 2    2 0 0 1    2 0 0 1
                                         ---------   ---------  ---------
Interest - Net of Capitalized Interest  $   1,498    $ 3,125   $  14,664
                                        ==========   ========= ==========
Income Taxes                            $     --     $   --    $  14,276
                                        ==========   ========= =========
HDS financed the acquisition of $600,000 of manufacturing equipment with a note payable. Additionally, $12,500 of interest expense was capitalized during the year ended April 30, 1997.

In June 1998, the Company issued an aggregate of 2,150,000 shares of common stock in exchange for an aggregate of $201,670 in promissory notes as payment for the shares. Interest accrued on these notes is approximately $62,000 as of April 30, 2002.

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #14
-----------------------------------------

[12] Stock Options and Warrants


A summary of common stock options and warrants is as follows:

                                                             Weighted Average
                                                      Common   Exercise Price
                                                      Shares    Per Share
                                                     ------- ----------------
Options and Warrants Outstanding at March 31, 1995      --        $     --
  Granted                                            780,000          4.62
  Exercised                                             --              --
  Canceled                                              --              --
                                                     ------- ----------------
Options and Warrants Outstanding at April 30, 1995   780,000          4.62
  Granted                                            300,000          4.10
  Exercised                                             --              --
  Canceled                                              --              --
                                                     ------- ----------------
Options and Warrants Outstanding at April 30, 1996 1,080,000          4.47
  Granted                                            200,000          3.33
  Exercised                                             --              --
  Canceled                                          (100,000)         6.75
                                                   ----------  -------------
Options and Warrants Outstanding at April 30, 1997 1,180,000          4.09
  Granted                                            450,000           .55
  Exercised                                             --              --
  Canceled                                              --              --
                                                   ----------  -------------
Options and Warrants Outstanding at April 30, 1998 1,630,000          3.11
  Granted                                          1,650,000         .0938
  Exercised                                       (2,150,000)        .0938
  Canceled                                              --              --
                                                  -----------   ------------
Options and Warrants Outstanding at April 30, 1999 1,130,000          4.22
  Granted                                               --              --
  Exercised                                             --              --
  Canceled                                          (930,000)         4.42
                                                  -----------   ------------
Options and Warrants Outstanding at April 30, 2000   200,000          3.28
  Granted                                               --              --
  Exercised                                             --              --
  Canceled                                          (100,000)          .56
                                                   ----------   ------------
Options and Warrants Outstanding at April 30, 2001   100,000          6.00
  Granted                                               --              --
  Exercised                                             --              --
  Canceled                                          (100,000)         6.00
                                                   -----------  ------------
Options and Warrants Outstanding at April 30, 2002     ---      $      .00
                                                   ===========  ============

EMBRYO DEVELOPMENT CORPORATION
[A DEVELOPMENT STAGE COMPANY]
NOTES TO FINANCIAL STATEMENTS, Sheet #15
----------------------------------------

[12] Stock Options and Warrants [Continued]


No compensation expense was recorded for the years ended April 30, 2002 and 2001.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, the net loss and the net loss per common share for the years ended April 30, 2002 and 2001 and cumulative from inception March 3, 1995 to April
30, 2002 would have been as follows:

                                                                 Cumulative
                                                               from Inception
                                                              March 3, 1995 to
                                        April 30,                 April 30,
                                   2 0 0 2   2 0 0 1               2 0 0 2
                                  --------- -----------     -----------------
Net Loss:
  As Reported                 $(   184,305) $ ( 390,165)        $(10,200,226)
  Pro Forma                   $(   184,305) $ ( 390,165)        $(10,441,586)

Net Loss Per Common Share:
  As Reported                 $       (.03) $      (.06)        $      (1.77)
  Pro Forma                   $       (.03) $      (.06)        $      (1.81)


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