Form 10QSB
period 2002-07-31
EMBRYO DEVELOPMENT CORP
filed 2002-09-19
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended July 31, 2002

                                   OR

    [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
-------------------------------             ---------------------------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                         305 Madison Avenue, Suite 4510
                             New York, New York
                         -------------------------------
                  (Address of principal executive offices)

                                   10165
                                ----------
                                 (Zip Code)

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
                                                       Yes   X   No
                                                           ----


   Class                            Outstanding at September 19, 2002
------------                        -----------------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
               For the Three Months Ended July 31, 2002
              ------------------------------------------
                           TABLE OF CONTENTS
                          -------------------
                                                  Page to Page
                                                 --------------



Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows.............................3-4

Notes to financial statements........................5-9

Management's discussion and analysis
of financial condition and plan
of operations......................................10-12

Part II. - Other information.......................13-14

Signatures............................................15

Certification of Chief Executive and Financial
Officers..............................................15

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                              July 31, 2002
                      ---------------------------------

     ASSETS
     -------
CURRENT ASSETS:
  Cash                                                      $      2,791
  Prepaid expenses and other current assets                       14,853
                                                            ------------
     Total current assets                                         17,644

PROPERTY AND EQUIPMENT AT COST,  net of accumulated
 depreciation of $35,131                                           6,241

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                   39,026

OTHER ASSET:
 Due from unconsolidated investee -
   net of reserve of $91,581                                      91,581
                                                             ------------
      Total assets                                          $    154,492
                                                            =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    176,314
  Note and interest payable                                       80,753
  Royalty payable - current portion                               65,000
                                                            ------------
     Total current liabilities                                   322,067
                                                            ------------
LONG-TERM LIABILITIES:
Royalty payable - long term                                      314,000
                                                            ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                               600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,991,267
 Deficit accumulated during the development stage            (10,206,524)
 Notes and interest receivable, stockholders'                   (267,618)
                                                           --------------
     Total stockholders' deficit                                (481,575)
                                                           --------------
     Total liabilities and stockholders' deficit            $    154,492
                                                           =============

                      EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                               (Unaudited)
                      --------------------------------

                                       THREE MONTHS ENDED          Cumulative
                                           JULY 31,                   During
                                         2002       2001            Development
                                                                      Stage
                                     ---------     -----------   --------------

REVENUES                             $       -      $      -      $ 1,394,149
                                    -----------     -----------   -----------
COSTS AND EXPENSES:
  Cost of sales                              -             -        1,222,647
  General, selling
    and administrative                   45,430        70,713       6,786,227
  Royalties                                  -             -          583,593
  Research and development                   -             -        1,091,377
  Amortization                               -             -          898,810
  Loss on write-off of licensed
    technology                               -             -          711,190
  Loss on write-off of inventories           -             -           10,755
  Interest income- related party        ( 1,189)      ( 3,134)       (165,488)
  Interest and other
   (income)expense                      ( 1,313)       (3,320)        406,630
  Equity loss of operations
    of unconsolidated investee               -             -          665,374
  Provision for litigation
    settlement                               -             -          100,000
  Adjustment for
   collectibility of amount
   due from unconsolidated
   investee                             (36,630)      (32,050)         91,581
  Forfeiture of security deposit             -              -          79,625
  Gain on sale of stock of
   unconsolidated investee                   -        (23,185)       (676,695)
                                       -----------   ---------      ----------
 Total Costs and Expenses                 6,298         9,024      11,805,626
                                       -----------   ---------     -----------

LOSS BEFORE
MINORITY INTEREST                      (  6,298)     (  9,024)    (10,411,477)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY                          -             -          204,953
                                       ---------     ---------    -----------
NET LOSS                             $ (  6,298)   $ (  9,024)   $(10,206,524)
                                     ===========   ===========   =============
BASIC AND DILUTED NET
 LOSS PER COMMON SHARE               $     (.00)   $     (.00)    $     (1.76)
                                     ===========   ===========   =============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN
 COMPUTING BASIC AND DILUTED
 NET LOSS PER COMMON SHARE            6,995,000     6,995,000       5,805,657
                                      ==========    =========       ==========

                                   -2-

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                     -------------------------------

                                          THREE MONTHS ENDED   Cumulative
                                             JULY 31,            During
                                          2002      2001       Development
                                                                  Stage
                                        ---------  ----------  --------------
 OPERATING ACTIVITIES:
 Net loss                                $ ( 6,298)  $ (  9,024)  $( 10,206,524)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization               726          784       1,567,954
   Write-off and reserve of
    licensed technology                         -            -          711,190
   Write-off of inventories                     -            -           10,755
   Gain on sale of stock of unconsolidated
    investee                                    -      ( 23,185)       (676,695)
   Adjustment for collectibility of amount
    due from unconsolidated investee       (36,630)    ( 32,050)         91,581
   Minority interest in loss of subsidiary      -            -         (204,953)
   Equity loss in operations of unconsolidated
    investee                                    -            -          665,374
   Provision for litigation settlement          -            -          100,000
   Non-cash consideration - other               -            -        2,096,233
   Non-cash consideration - research
    and development                             -            -          440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                       -            -          (79,697)
      Interest receivable                  (4,066)      (4,066)         (37,766)
      Inventories                               -            -          (55,791)
      Prepaid expenses and other
       current assets                      (5,724)       6,699         ( 25,353)
        Other assets                           -            -          (148,042)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
       expenses                           (19,498)     (21,527)         847,016
      Royalty payable                          -        (7,500)         379,000
                                         ---------    ----------     -----------
    Net cash operating activities -
    forward                             ( 71,490)    ( 89,869)      (4,525,718)
                                        ---------    ----------    -----------
INVESTING ACTIVITIES:
 Proceeds from sale of stock of
  unconsolidated investee                     -        25,000          735,000
 Purchase of short-term investments           -            -          (847,000)
 Proceeds from sale of short-term investments -            -           847,000
 Purchase of investments in available-
   for-sale securities                        -            -        (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities              -            -         6,129,521
 Repayment of loans from unconsolidated
  investee                                73,259       64,100          825,174
 Net cash paid for asset acquisition          -            -          (200,588)
 Purchase of licensed technology              -            -          (450,000)
 Purchase of property and equipment                        -        (1,036,741)
 Divestiture of cash of subsidiary            -            -           (77,794)
                                         ---------   ---------    -------------
   Net cash investing activities -
    forward                               73,259       89,100       (  204,949)
                                         ---------    --------     ------------


                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                     ---------------------------------

                                                THREE MONTHS ENDED  Cumulative
                                                   JULY 31,           During
                                                2002      2001      Development
                                                                       Stage
                                             ----------  ---------  ------------
Net cash - operating activities - forwarded $ ( 71,490)  $ ( 89,869) $ (4,525,718)
                                            -----------  ----------- -------------
Net cash - investing activities - forwarded     73,259       89,100      (204,949)
                                            -----------  ----------- -------------

FINANCING ACTIVITIES:
 Proceeds from issuance of debt                     -            -        650,000
 Proceeds from issuance of stock                    -            -        120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                     -            -        150,000
 Repayment of debt                                  -            -       (550,000)
 Proceeds of stock offering, net of
  deferred costs                                    -            -      4,337,208
 Due from unconsolidated investee                   -            -         26,250
                                            -----------   -----------  -----------
   Net cash financing activities                    -            -      4,733,458
                                            -----------   -----------  -----------
 NET (DECREASE) INCREASE IN CASH                 1,769      (   769)        2,791

CASH at beginning of period                      1,022          974            -
                                            -----------   -----------   ----------

CASH at end of period                        $   2,791    $     205    $    2,791
                                            ===========   ===========  ===========

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    THREE MONTHS ENDED JULY 31, 2002
                    --------------------------------
1.   Organization and Basis of Consolidation and Liquidity:

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

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $10,206,000, has a working capital deficit of approximately $304,000, a stockholders' deficit of approximately $482,000, and utilized cash of approximately $72,000 for operating activities for the three (3) months ended July 31, 2002, which raise substantial doubt about its ability to continue as a going concern.
In addition, the Company has not generated any revenue since July 31, 2000. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future operations. However, management continues to believe that the outstanding amount due from HDS, which is due September 30, 2002, of approximately $183,000 will be at least partially repaid during the next (6) months although it has been all classified as a long-term asset based on the financial condition of HDS as of July 31, 2002 (See Note 3). The Company is presently exploring several alternatives, inclusive of the possible acquisition of a new line of business which may or may not be related to the development of medical devices. To the extent that the Company will not be unable to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell its investment in HDS, raise additional capital through debt or equity markets, or possibly make an acquisition.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    THREE MONTHS ENDED JULY 31, 2002
                               (Continued)
                    ---------------------------------
2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of July 31, 2002 and for the three month periods ended July 31, 2002 and 2001. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2002. The results of operations for the three month periods ended July 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3.   Investment in HDS:

     As of July 31, 2002, the Company holds approximately 11.4% of the common stock of HDS and 10.3% of total voting shares. This investment is accounted for using the cost method.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At July 31, 2002, borrowings under the revolver approximated $183,000. The Company's management has recorded a reserve of approximately $92,000 or approximately 50% of the outstanding balance at July 31, 2002, based upon anticipated probable collectibility. In addition, the Company has classified all of this receivable as a long-term asset due to the financial condition of HDS as of July 31, 2002. The outstanding balance is due on September 30, 2002 and HDS is prohibited from any future cash advances under the terms of the extension of the original credit line which was due in January 1999. Approximately $73,000 of the outstanding balance at April 30, 2002 was collected during the quarter ended July 31, 2002.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    THREE MONTHS ENDED JULY 31, 2002
                               (Continued)
                    --------------------------------
4.   License Agreement:

     Under the terms of an amended licensing agreement entered into on January 22, 1999 pertaining to the manufacture and marketing of a medical device, the self-shielding needle, the Company agreed to pay the licensor a maximum royalty of $450,000 which was to be paid at a rate of $2,500 per month. The aggregate royalty was charged to operations in the year ended April 30, 1999. At July 31, 2002, the remaining unpaid balance of $379,000 is included in current and long-term liabilities. During the three months ended July 31, 2002, the Company has not paid any royalty payments and is in arrears for the past fourteen (14) months in the amount of $35,000 to the licensor as a result of cash flow deficiencies.

     On January 22, 2001, this license agreement effectively terminated as the Company could not obtain the necessary government approval within the required timeframe since the Company had halted development of the device due to capital constraints. Additionally, the Company could not pay the licensor the required additional $250,000 to extend the regulatory approval requirement.

     5.   Stockholders' Deficit:

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

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    THREE MONTHS ENDED JULY 31, 2002
                               (Continued)
                    ---------------------------------
6.   Commitments and Contingencies: (Cont'd)

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

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    THREE MONTHS ENDED JULY 31, 2002
                               (Continued)
                   ----------------------------------

7.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $707, $498 and $15,371 for the three months ended July 31, 2002 and 2001, and the cumulative period from inception (March 3, 1995) through July 31, 2002, respectively.

     The Company has not paid income taxes for the three months ended July 31, 2002 and 2001. The Company paid income taxes of $14,276 for the cumulative period from inception (March 3, 1995) through July 31, 2002.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ----------------------------------------------
Liquidity and Capital Resources
-------------------------------
     The Company is in the development stage and the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has had recurring losses from operations which aggregate approximately $(10,206,000)cumulative to July 31, 2002. At July 31, 2002, the Company has a net working capital deficit of approximately $(304,000) and a stockholders' deficit of approximately $(482,000) , which raise substantial doubt about its ability to continue as a going concern. Approximately $3,000 of current assets represents cash on hand. The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the three months ended July 31, 2002 reflects cash used in operating activities of approximately $71,000. This use of cash is primarily attributable to general and administrative expenses consisting of salaries, rent, insurance and other general expenses .. The repayment of the HDS credit line of approximately $73,000 was primarily used to fund current operations.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future operations. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which is due September 30, 2002, of approximately $183,000 will be at least partially repaid during the next (6) months. During the three months ended July 31, 2002, HDS repaid approximately $73,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to July 31, 2002.
In addition, the Company's management has set up a reserve of approximately $92,000 or approximately 50% of the outstanding balance at July 31, 2002, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next
(6) months, the Company will seek alternative methods of raising additional capital which may include the possible acquisition of a new line of business which may or may not be related to the development of medical devices, or the possible liquidation of its investment in HDS. To the extent that the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell its investment, raise additional capital through debt or equity markets, or possibly make an acquisition.

Results of Operations
---------------------
     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for its other medical devices and the start-up of HDS, a majority owned manufacturer of gel related products. HDS was a majority subsidiary in which the Company presently owns a 10.3% voting share.

       At July 31, 2002, the Company no longer holds any of these (7) licenses it had purchased from Dr. Lloyd Marks. The final license for the development of the self-shielding needle terminated on January 22, 2001 as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement. The remaining unamortized cost of $69,048 for this license agreement was charged to operations in the year ended April 30, 2001.

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

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through July 31, 2002 is $1,394,149. This is a result of the sale of medical devices of approximately $659,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company had an accumulated deficit of $10,206,524 as of July 31, 2002. The Company is attempting to reduce operating losses through reductions in operating expenses until such time as it can generate, or raise additional capital for future operations.

     The net loss for the three months ended July 31, 2002 was approximately ($6,000) as compared to a net loss of approximately ($9,000) for the three months ended July 31, 2001. There were no revenues in either of the two periods. The reduction in the loss of approximately $3,000 for the three months ended July 31, 2002 as compared to the three months ended July 31, 2001 is primarily attributable a reduction in overhead costs of approximately $25,000 in the current period and the gain on sale of HDS stock in the prior period of approximatly $23,000.

Plan of Operation
------------------
      The Company has effectively terminated all of its license agreements as of July 31, 2002. The Company had temporarily halted plans to complete the development of the Self-Shielding Needle, the last remaining license, due to capital constraints. On January 22, 2001, the license agreement effectively terminated as the Company could not obtain the necessary government approval with the two (2) year term as required in the agreement. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement.

     The Company has retained a 10.3% investment, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

     No assurance can be made with respect to the viability of the Company in
the long term.    The Company no longer holds any  development licenses and
has determined that its current medical products have no viable marketability. The Company is presently exploring several alternatives, inclusive of a possible acquisition of a new line of business, which may or may not be related to the development of medical devices. Management anticipates that to meet current operating costs would require raising additional funds from either the debt or equity markets. Alternatively, the Company may need to consider liquidating its investment in HDS to meet its cash requirements. No assurances can be made as to the success of these capital raising alternatives.

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

     In August 1999, an agreement of principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. In June 2001, definitive settlement documents were executed. The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. The settlement is contingent upon, among other things, final approval by the court. There can be no assurance that the settlement will be concluded.
                                  -13-

Item 2. - Changes in Securities.
--------------------------------
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
------------------------------------------
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
--------------------------------------------------------------
   Not applicable.

Item 5. - Other Information.
-----------------------------
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
-------------------------------------------
   (A) Exhibits:

       Exhibit 99.1 - Certification of the Chief Executive Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (B) Reports on Form 8-K:

       None.

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



                                            EMBRYO DEVELOPMENT CORPORATION




                                          By: /s/ Matthew L. Harriton
                                              -----------------------
                                              Matthew L. Harriton
                                              President and Chief
                                              Executive Officer

                                              Chief Financial Officer


Dated: September 19, 2002

              CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                       AND CHIEF FINANCIAL OFFICER
              ---------------------------------------------
I, Matthew L. Harriton certify that:

1. I have reviewed this quarterly report on Form 10-Q of Embryo Development Corporation

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 19, 2002

/s/ Matthew L. Harriton
- - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Matthew L. Harriton
Chief Executive Officer and Chief Financial Officer