Form 10QSB
period 2002-10-31
EMBRYO DEVELOPMENT CORP
filed 2002-12-12
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended October 31, 2002

                                   OR

    [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
             ----------------------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
--------------------                              -----------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                         305 Madison Avenue, Suite 4510
                             New York, New York
                         -------------------------------
                  (Address of principal executive offices)

                                   10165
                              --------------
                                 (Zip Code)

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
                                                       Yes   X   No
                                                           ----


   Class                            Outstanding at December 12, 2002
---------------                    ----------------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
               For the Six Months Ended October 31, 2002
             -------------------------------------------
                           TABLE OF CONTENTS
                         -------------------
                                                  Page to Page
                                                 --------------


Part I - Financial Information

Item 1. Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows.............................3-4

Notes to financial statements........................5-9

Item 2. Management's discussion and analysis
of financial condition and plan
of operations......................................10-12

Item 3. Controls and Procedures.......................13

Part II. - Other information.......................14-15

Signatures............................................16

Certification of Chief Executive and Financial
Officer............................................16-17

Part I - Financial Information
Item 1. Financial Statements
---------------------------------
                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                            October 31, 2002
                     ---------------------------------

     ASSETS
     ------
CURRENT ASSETS:
  Cash                                                      $        317
  Prepaid expenses and other current assets                       13,500
                                                                  ------
     Total current assets                                         13,817

PROPERTY AND EQUIPMENT AT COST,  net of accumulated
 depreciation of $35,838                                           5,534

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                   39,026

OTHER ASSET:
 Due from unconsolidated investee -
   net of reserve of $67,108                                      67,108
                                                                 -------
      Total assets                                          $    125,485
                                                            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    169,551
  Note and interest payable                                       82,076
  Royalty payable - current portion                               72,500
                                                                --------
     Total current liabilities                                   324,127
                                                                --------
LONG-TERM LIABILITIES:
Royalty payable - long term                                      306,500
                                                                --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                               600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,991,267
 Deficit accumulated during the development stage            (10,226,024)
 Notes and interest receivable, stockholders'                   (271,685)
                                                             ------------
     Total stockholders' deficit                                (505,142)
                                                             ------------
     Total liabilities and stockholders' deficit            $    125,485
                                                            =============

                     EMBRYO DEVELOPMENT CORPORATION
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                            (Unaudited)
                     ---------------------------------

                                 SIX MONTHS ENDED        THREE MONTHS ENDED
                                                                             Cumulative
                                     OCTOBER 31,              OCTOBER 31,       During
                                  2002        2001        2002        2001    Development
                                                                                Stage
                                (Unaudited) (Unaudited)(Unaudited)(Unaudited) (Unaudited)


REVENUES                         $     -   $        -  $       -   $        -  $ 1,394,149
                                 --------  ----------  ----------  ----------  -----------

COSTS AND EXPENSES:
 Cost of sales                        -             -          -            -    1,222,647
 General, selling
   and administrative             91,538       133,574     46,108       62,861   6,832,335
 Royalties                            -             -          -            -      583,593
 Research and development             -             -          -            -    1,091,377
 Amortization                         -             -          -            -      898,810
 Loss on write-off of
  licensed technology                 -             -          -            -      711,190
 Loss on write-off of
  inventories                         -             -          -            -       10,755
 Interest income-related party   ( 1,189)      ( 7,419)        -       ( 4,285)   (165,488)
 Interest and other
  (income)expense                ( 3,448)     (  5,352)    (2,135)      (2,032)    404,495
 Equity loss of operations
  of unconsolidated investee          -             -          -            -      665,374
 Provision for litigation
  settlement                          -             -          -            -      100,000
 Adjustment for collectibility
  of amount due from
 unconsolidated investee         (61,103)      (63,540)   (24,473)     (31,490)     67,108
Forfeiture of security deposit        -             -          -            -       79,625
Gain on sale of stock of
 unconsolidated investee              -        (23,185)        -            -     (676,695)
                                ----------   -----------  ---------   ---------   ---------
 Total Costs and Expenses         25,798        34,078     19,500       25,054  11,825,126
                                ----------   -----------  ---------   --------- -----------

LOSS BEFORE
 MINORITY INTEREST              ( 25,798)     ( 34,078)  ( 19,500)    ( 25,054)(10,430,977)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY                   -             -          -            -      204,953
                                ----------    ---------- ----------   --------- -----------

NET LOSS                      $ ( 25,798)  $ ( 34,078)  $( 19,500) $  (25,054)$(10,226,024)
                              ===========  ============ ========== ========================

BASIC AND DILUTED
 NET LOSS PER COMMON SHARE    $    ( .00)  $     (.00)  $    (.00) $     (.00) $     (1.75)
                              ==========   ============ ========== =========== ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN
 COMPUTING BASIC AND DILUTED
 NET LOSS PER COMMON SHARE     6,995,000     6,995,000   6,995,000  6,995,000    5,844,736
                              ===========   ===========  =========  =========    =========

                                                -2-
                        See accompanying notes to the financial statements

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                    ----------------------------------

                                              SIX MONTHS ENDED    Cumulative
                                                 OCTOBER 31,         During
                                               2002      2001      Development
                                                                      Stage
                                            ---------- ----------  --------------
 OPERATING ACTIVITIES:
 Net loss                                   $ (25,798) $ ( 34,078) $( 10,226,024)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                1,433       1,569      1,568,661
   Write-off and reserve of
    licensed technology                            -           -         711,190
   Write-off of inventories                        -           -          10,755
   Gain on sale of stock of unconsolidated
    investee                                       -     ( 23,185)      (676,695)
   Adjustment for collectibility of amount
    due from unconsolidated investee          (61,103)   ( 63,540)        67,108
   Minority interest in loss of subsidiary         -           -        (204,953)
   Equity loss in operations of unconsolidated
    investee                                       -           -         665,374
   Provision for litigation settlement             -           -         100,000
   Non-cash consideration - other                  -           -       2,096,233
   Non-cash consideration - research
    and development                                -           -         440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                          -           -         (79,697)
      Interest receivable                      (8,133)     (8,132)       (41,833)
      Inventories                                  -           -         (55,791)
      Prepaid expenses and other
       current assets                          (4,371)      8,262       ( 24,000)
      Other assets                                 -       15,435       (148,042)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses   (24,938)    (34,015)       841,576
      Royalty payable                              -      (15,000)       379,000
                                              --------    ---------      --------
    Net cash operating activities - forward ( 122,910)   (152,684)    (4,577,138)
                                            ----------   ----------   -----------
INVESTING ACTIVITIES:
 Proceeds from sale of stock of
  unconsolidated investee                          -       25,000        735,000
 Purchase of short-term investments                -           -        (847,000)
 Proceeds from sale of short-term investments      -           -         847,000
 Purchase of investments in available-
   for-sale securities                             -           -       (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities                   -           -        6,129,521
 Repayment of loans from unconsolidated
  investee                                    122,205     127,080         874,120
 Net cash paid for asset acquisition               -           -         (200,588)
 Purchase of licensed technology                   -           -         (450,000)
 Purchase of property and equipment                -           -       (1,036,741)
 Divestiture of cash of subsidiary                 -           -          (77,794)
                                            ----------  ---------     ------------
   Net cash investing activities - forward    122,205     152,080      (  156,003)
                                            ----------  ---------     ------------

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                     --------------------------------

                                                   SIX MONTHS ENDED    Cumulative
                                                     OCTOBER 31,         During
                                                    2002      2001     Development
                                                                          Stage
                                                  --------   --------  ------------
Net cash - operating activities - forwarded     $ (122,910) $ (152,684) $(4,577,138)
                                                ----------- ----------- ------------
Net cash - investing activities - forwarded        122,205     152,080     (156,003)


FINANCING ACTIVITIES:
 Proceeds from issuance of debt                         -           -       650,000
 Proceeds from issuance of stock                        -           -       120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                         -           -       150,000
 Repayment of debt                                      -           -      (550,000)
 Proceeds of stock offering, net of
  deferred costs                                        -           -     4,337,208
 Due from unconsolidated investee                       -           -        26,250
                                                ----------- -----------  -----------
   Net cash financing activities                        -           -     4,733,458
                                                ----------- -----------  -----------

   NET (DECREASE) INCREASE IN CASH                    (705)    (   604)         317

CASH at beginning of period                          1,022         974           -
                                                 ----------  -----------  ----------
CASH at end of period                            $     317   $     370    $     317
                                                 ==========  ===========  ==========

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    SIX MONTHS ENDED OCTOBER 31, 2002
                   -------------------------------------
1.   Organization and Basis of Consolidation and Liquidity:

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

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $10,226,000, has a working capital deficit of approximately $310,000, a stockholders' deficit of approximately $505,000, and utilized cash of approximately $123,000 for operating activities for the six (6) months ended October 31, 2002, which raise substantial doubt about its ability to continue as a going concern.
In addition, the Company has not generated any revenue since July 31, 2000. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future operations. However, management continues to believe that the outstanding amount due from HDS, which was due September 30, 2002, of approximately $134,000 will be at least partially repaid during the next (6) months although it has been all classified as a long-term asset based on the financial condition of HDS as of October 31, 2002 (See Note 3). The Company is presently exploring several alternatives, inclusive of the possible acquisition of a new line of business which may or may not be related to the development of medical devices. To the extent that the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell its investment in HDS, raise additional capital through debt or equity markets, or possibly make an acquisition.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    SIX MONTHS ENDED OCTOBER 31, 2002
                               (Continued)
                   -----------------------------------
2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of October 31, 2002 and for the six and three month periods ended October 31, 2002 and 2001. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2002. The results of operations for the six month periods ended October 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3.   Investment in HDS:

     As of October 31, 2002, the Company holds approximately 11.4% of the common stock of HDS and 10.3% of total voting shares. This investment is accounted for using the cost method.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At October 31, 2002, borrowings under the revolver approximated $134,000. On September 30, 2002, all amounts under the revolver became due. The Company requested payment from HDS for the outstanding balance which was approximately $156,000 at that date, which represents all monies due inclusive of interest under the revolver and all monies due under the terms of a previous management agreement. HDS was unable to make the required payment due to its current financial condition. The Company and HDS are presently negotiating extended payment terms. HDS has continued to make monthly payments subsequent to September 30, 2002. The Company has recorded a reserve of approximately $67,000 or approximately 50% of the outstanding balance at October 31, 2002, based upon anticipated probable collectibility. In addition, the Company has classified all of this receivable as a long-term asset due to the financial condition of HDS as of October 31, 2002. The outstanding balance was due on September 30, 2002 and HDS is prohibited from any future cash advances under the terms of the extension of the original credit line which was due in January 1999. Approximately $122,000 of the outstanding balance at April 30, 2002 was collected during the six months ended October 31, 2002.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    SIX MONTHS ENDED OCTOBER 31, 2002
                               (Continued)
                   -----------------------------------
4.   License Agreement:

     Under the terms of an amended licensing agreement entered into on January 22, 1999 pertaining to the manufacture and marketing of a medical device, the self-shielding needle, the Company agreed to pay the licensor a maximum royalty of $450,000 which was to be paid at a rate of $2,500 per month. The aggregate royalty was charged to operations in the year ended April 30, 1999. At October 31, 2002, the remaining unpaid balance of $379,000 is included in current and long-term liabilities. During the six months ended October 31, 2002, the Company has not paid any royalty payments and is in arrears for the past seventeen (17) months in the amount of $42,500 to the licensor as a result of cash flow deficiencies.

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

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    SIX MONTHS ENDED OCTOBER 31, 2002
                               (Continued)
                   -------------------------------------
6.   Commitments and Contingencies: (Cont'd)

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

      In June 2001, definitive settlement documents were executed. The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. On December 10, 2002, at the conclusion of a hearing on the settlement, the court stated that it would approve the settlement. An order that so provides is expected to be entered shortly.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                    SIX MONTHS ENDED OCTOBER 31, 2002
                               (Continued)
                    -----------------------------------

7.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $1,316, $996 and $15,980 for the six months ended October 31, 2002 and 2001, and the cumulative period from inception (March 3, 1995) through October 31, 2002, respectively.

     The Company has not paid income taxes for the six months ended October 31, 2002 and 2001. The Company paid income taxes of $14,276 for the cumulative period from inception (March 3, 1995) through October 31, 2002.

Item. 2
                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            -------------------------------------------------
Liquidity and Capital Resources
-------------------------------
     The Company is in the development stage and the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has had recurring losses from operations which aggregate approximately $(10,226,000)cumulative to October 31, 2002. At October 31, 2002, the Company has a net working capital deficit of approximately $(310,000) and a stockholders' deficit of approximately $(505,000) , which raise substantial doubt about its ability to continue as
a going concern.   The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the six months ended October 31, 2002 reflects cash used in operating activities of approximately $123,000. This use of cash is primarily attributable to general and administrative expenses consisting of salaries, rent, insurance and other general expenses . The repayment of the HDS credit line of approximately $122,000 was used to fund current operations.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future operations. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which was due September 30, 2002, of approximately $134,000 will be at least partially repaid during the next (6) months. On September 30, 2002, all amounts under the revolver became due.
The Company requested payment from HDS for the outstanding balance which was approximately $156,000 at that date, which represents all monies due inclusive of interest under the revolver and all monies due under the terms of a previous management agreement. HDS was unable to make the required payment due to its current financial condition. The Company and HDS are presently negotiating extended payment terms. During the six months ended October 31, 2002, HDS repaid approximately $122,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to October 31, 2002. In addition, the Company's management has set up a reserve of approximately $67,000 or approximately 50% of the outstanding balance at October 31, 2002, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital which may include the possible acquisition of a new line of business which may or may not be related to the development of medical devices, or the possible liquidation of its investment in HDS. To the extent that the Company will
                                  -10-
not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell its investment, raise additional capital through debt or equity markets, or possibly make an acquisition.

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

       At October 31, 2002, the Company no longer holds any of these (7) licenses it had purchased from Dr. Lloyd Marks. The final license for the development of the self-shielding needle terminated on January 22, 2001 as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

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

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through October 31, 2002 is approximately $1,394,000. This is a result of the sale of medical devices of approximately $659,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company has accumulated a deficit of approximately $10,226,000 through October 31, 2002. The Company is attempting to reduce operating losses through reductions in operating expenses until such time as it can generate, or raise additional capital for future operations.

     The net loss for the six months ended October 31, 2002 was approximately ($26,000) as compared to a net loss of approximately ($34,000) for the six months ended October 31, 2001. There were no revenues in either of the two periods. The reduction in the loss of approximately $8,000 for the six months ended October 31, 2002 as compared to the six months ended October 31, 2001 is primarily attributable to a reduction in overhead costs of approximately $42,000 in the current period, offset by a reduction in interest income from HDS of approximately $6,000 as a result of the repayments on the revolver and the gain on sale of HDS stock in the prior period of approximately $23,000.

Plan of Operation
-----------------
      The Company has effectively terminated all of its license agreements as of October 31, 2002. The Company halted plans to complete the development of the Self-Shielding Needle, the last remaining license, due to capital constraints. On January 22, 2001, the license agreement effectively terminated as the Company could not obtain the necessary government approval with the two (2) year term as required in the agreement. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement.

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

Item 3.  Controls and Procedures
--------------------------------
     (a) Evaluation of disclosure controls and procedures. Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

     In August 1999, an agreement in principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. In June 2001, definitive settlement documents were executed. The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. On December 10, 2002, at the conclusion of a hearing on the settlement, the court stated that it would approve the settlement. An order that so provides is expected to be entered shortly.
                                  -14-

Item 2. - Changes in Securities.
--------------------------------
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
------------------------------------------
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
--------------------------------------------------------------
   Not applicable.

Item 5. - Other Information.
----------------------------
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
-------------------------------------------
   (A) Exhibits:

    Exhibit 99.1 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                            EMBRYO DEVELOPMENT CORPORATION



                                          By: /s/ Matthew L. Harriton
                                              -----------------------
                                              Matthew L. Harriton
                                              President and Chief
                                              Executive Officer

                                              Chief Financial Officer

Dated: December 12, 2002

              CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                       AND CHIEF FINANCIAL OFFICER
              ----------------------------------------------
I, Matthew L. Harriton certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Embryo Development Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
                                  -16-

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ Matthew L. Harriton
- - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Matthew L. Harriton
Chief Executive Officer and Chief Financial Officer