Form 10QSB
period 2003-01-31
EMBRYO DEVELOPMENT CORP
filed 2003-03-17
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended January 31, 2003

                                   OR

    [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
                   --------------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
--------------------------                      ---------------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                    305 Madison Avenue, Suite 4510
                         New York, New York
                   --------------------------------
                  (Address of principal executive offices)

                                   10165
                               ------------
                                (Zip Code)

                             (212) 808-0607
                        ------------------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X   No
                                                           ----


   Class                            Outstanding at March 13, 2003
---------------                    -------------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    (A Development Stage Company)
                              FORM 10-QSB
                           QUARTERLY REPORT
              For the Nine Months Ended January 31, 2003
              -------------------------------------------
                           TABLE OF CONTENTS
                          -------------------

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

Item 3. Controls and Procedures.......................13

Part II. - Other information.......................14-15

Signatures............................................16

Certification of Chief Executive and Financial
Officer............................................16-17

Part I - Financial Information
Item 1. Financial Statements
--------------------------------
                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                              BALANCE SHEET
                               (Unaudited)
                            January 31, 2003
                     -------------------------------

     ASSETS
    -------
CURRENT ASSETS:
  Cash                                                      $        323
  Prepaid expenses and other current assets                       10,234
                                                            ------------
     Total current assets                                         10,557

PROPERTY AND EQUIPMENT AT COST,  net of accumulated
 depreciation of $36,545                                           4,827

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                   39,026

OTHER ASSET:
 Due from unconsolidated investee -
   net of reserve of $47,112                                      47,112
                                                            ------------
      Total assets                                          $    101,522
                                                            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    181,060
  Note and interest payable                                       83,399
  Royalty payable - current portion                               80,000
                                                            ------------
     Total current liabilities                                   344,459
                                                            ------------
LONG-TERM LIABILITIES:
Royalty payable - long term                                      299,000
                                                            ------------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                               600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,991,267
 Deficit accumulated during the development stage            (10,258,753)
 Notes and interest receivable, stockholders'                   (275,751)
                                                             ------------
     Total stockholders' deficit                                (541,937)
                                                             ------------
     Total liabilities and stockholders' deficit            $    101,522
                                                            =============

                      EMBRYO DEVELOPMENT CORPORATION
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                            (Unaudited)
                      -------------------------------

                            NINE MONTHS ENDED        THREE MONTHS ENDED
                                                                        Cumulative
                              JANUARY 31,              JANUARY 31,       During
                            2003        2002        2003        2002    Development
                                                                          Stage
                        (Unaudited) (Unaudited)(Unaudited) (Unaudited)  (Unaudited)


REVENUES                  $     -   $        -  $       -    $        -    $ 1,394,149

COSTS AND EXPENSES:
 Cost of sales                  -            -          -             -      1,222,647
 General, selling
   and administrative      146,894      186,161     55,356        52,587     6,887,691
 Royalties                      -            -          -            -         583,593
 Research and development       -            -          -            -       1,091,377
 Amortization                   -            -          -            -         898,810
 Loss on write-off of
  licensed technology           -            -          -            -         711,190
 Loss on write-off of
  inventories                   -            -          -            -          10,755
 Interest income-related
  party                    ( 1,189)      (10,418)       -        ( 2,999)     (165,488)
 Interest and other
  (income)expense          ( 6,079)     (  7,998)   (2,631)       (2,646)      401,864
 Equity loss of operations
  of unconsolidated investee    -             -         -             -        665,374
 Provision for litigation
  settlement                    -             -         -            -         100,000
 Adjustment for collectibility
  of amount due from
 unconsolidated investee   (81,099)      (83,121)  (19,996)     (19,581)        47,112
Forfeiture of security
 deposit                        -             -         -            -          79,625
Gain on sale of stock of
 unconsolidated investee        -        (23,185)       -            -        (676,695)
                          ---------    ----------  ---------  ----------    -----------
 Total Costs and Expenses   58,527        61,439    32,729       27,361     11,857,855
                          ---------    ----------  ---------  ----------    -----------
LOSS BEFORE
 MINORITY INTEREST        ( 58,527)     ( 61,439) ( 32,729)    ( 27,361)   (10,463,706)

MINORITY INTEREST IN NET
 LOSS OF SUBSIDIARY             -             -         -            -         204,953
                          ---------    ----------  ---------   ----------  ------------

NET LOSS                $ ( 58,527)   $ ( 61,439)$( 32,729)  $ ( 27,361)  $(10,258,753)
                        ============  =========== =========  ===========   =============

BASIC AND DILUTED
 NET LOSS PER COMMON
 SHARE                 $    ( .01)    $    (.01) $    (.00)  $     (.00)   $     (1.74)
                       ============== ========== ==========  ===========   ============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES USED IN
 COMPUTING BASIC AND
 DILUTED NET LOSS PER
 COMMON SHARE           6,995,000     6,995,000   6,995,000    6,995,000      5,881,328
                        =========     =========   =========    =========      =========

                                           -2-
                        See accompanying notes to the financial statements

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)
                     ------------------------------

                                              NINE MONTHS ENDED     Cumulative
                                                 JANUARY 31,           During
                                                 2003      2002     Development
                                                                       Stage
                                             ---------------------  --------------
 OPERATING ACTIVITIES:
 Net loss                                    $ (58,527) $ ( 61,439) $( 10,258,753)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                 2,140       2,347      1,569,368
   Write-off and reserve of
    licensed technology                             -           -         711,190
   Write-off of inventories                         -              -       10,755
   Gain on sale of stock of unconsolidated
    investee                                        -     ( 23,185)      (676,695)
   Adjustment for collectibility of amount
    due from unconsolidated investee           (81,099)   ( 83,121)        47,112
   Minority interest in loss of subsidiary          -           -        (204,953)
   Equity loss in operations of unconsolidated
    investee                                        -           -         665,374
   Provision for litigation settlement              -           -         100,000
   Non-cash consideration - other                   -           -       2,096,233
   Non-cash consideration - research
    and development                                 -           -         440,000
   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Accounts receivable                           -            -        (79,697)
      Interest receivable                      (12,199)     (12,198)      (45,899)
      Inventories                                   -            -        (55,791)
      Prepaid expenses and other
       current assets                           (1,105)      13,228      ( 20,734)
      Other assets                                  -        15,551      (148,042)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses    (12,106)     (36,843)      854,408
      Royalty payable                               -       ( 2,500)      379,000
                                               --------   -----------    ---------
    Net cash operating activities - forward  ( 162,896)    (188,160)   (4,617,124)
                                             ----------   -----------  -----------

INVESTING ACTIVITIES:
 Proceeds from sale of stock of
  unconsolidated investee                           -        25,000       735,000
 Purchase of short-term investments                 -            -       (847,000)
 Proceeds from sale of short-term investments       -            -        847,000
 Purchase of investments in available-
   for-sale securities                              -            -     (6,129,521)
 Proceeds from sale of investments in
   available-for-sale securities                    -            -      6,129,521
 Repayment of loans from unconsolidated
  investee                                     162,197      166,239       914,112
 Net cash paid for asset acquisition                -            -       (200,588)
 Purchase of licensed technology                    -            -       (450,000)
 Purchase of property and equipment                 -            -     (1,036,741)
 Divestiture of cash of subsidiary                  -            -        (77,794)
                                             ----------   ---------   ------------
   Net cash investing activities - forward     162,197      191,239    (  116,011)
                                             ----------   ---------   ------------

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                     ---------------------------------

                                              NINE MONTHS ENDED       Cumulative
                                                 JANUARY 31,            During
                                               2003       2002        Development
                                                                        Stage
                                             -------------------      -------------
Net cash - operating activities - forwarded$ (162,896) $ (188,160)    $ (4,617,124)
                                           ----------- -----------    -------------

Net cash - investing activities - forwarded   162,197     191,239         (116,011)
                                           ----------- -----------    -------------


FINANCING ACTIVITIES:
 Proceeds from issuance of debt                    -           -           650,000
 Proceeds from issuance of stock                   -           -           120,000
 Proceeds from issuance of subsidiary
  stock to minority shareholder                    -           -           150,000
 Repayment of debt                                 -           -          (550,000)
 Proceeds of stock offering, net of
  deferred costs                                   -           -         4,337,208
 Due from unconsolidated investee                  -           -            26,250
                                           ----------- ------------   -------------
   Net cash financing activities                   -           -         4,733,458
                                           ----------- ------------   -------------

 NET (DECREASE) INCREASE IN CASH                 (699)      3,079              323

CASH at beginning of period                     1,022         974               -
                                              -------- ------------        --------

CASH at end of period                       $     323   $   4,053         $    323
                                            ==========  ===========       ==========

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2003
                  ------------------------------------
1.   Organization and Basis of Consolidation and Liquidity:

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

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $10,259,000, has a working capital deficit of approximately $334,000, a stockholders' deficit of approximately $542,000, and utilized cash of approximately $163,000 for operating activities for the nine (9) months ended January 31, 2003, which raise substantial doubt about its ability to continue as a going concern.
In addition, the Company has not generated any revenue since July 31, 2000. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future operations. However, management continues to believe that the outstanding amount due from HDS, which was due September 30, 2002, of approximately $94,000 will be at least partially repaid during the next (6) months although it has been all classified as a long-term asset based on the financial condition of HDS as of January 31, 2003 (See Note 3). The Company is presently exploring several alternatives, inclusive of the possible acquisition of a new line of business which may or may not be related to the development of medical devices. To the extent that the Company will not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell its investment in HDS, raise additional capital through debt or equity markets, or possibly make an acquisition.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2003
                               (Continued)
                   -----------------------------------
2.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of January 31, 2003 and for the nine and three month periods ended January 31, 2003 and 2002. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2002. The results of operations for the nine month periods ended January 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

3.   Investment in HDS:

     As of January 31, 2003, the Company holds approximately 11.4% of the common stock of HDS and 10.3% of total voting shares. This investment is accounted for using the cost method.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At January 31, 2003, borrowings under the revolver approximated $94,000. On September 30, 2002, all amounts under the revolver became due. The Company requested payment from HDS for the outstanding balance which was approximately $156,000 at that date, which represents all monies due inclusive of interest under the revolver and all monies due under the terms of a previous management agreement. HDS was unable to make the required payment due to its current financial condition. The Company and HDS are presently negotiating extended payment terms. HDS has continued to make monthly payments subsequent to September 30, 2002. The Company has recorded a reserve of approximately $47,000 or approximately 50% of the outstanding balance at January 31, 2003, based upon anticipated probable collectibility. In addition, the Company has classified all of this receivable as a long-term asset due to the financial condition of HDS as of January 31, 2003. The outstanding balance was due on September 30, 2002 and HDS is prohibited from any future cash advances under the terms of the extension of the original credit line which was due in January 1999. Approximately $162,000 of the outstanding balance at April 30, 2002 was collected during the nine months ended January 31, 2003.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2003
                               (Continued)
                   -----------------------------------
4.   License Agreement:

     Under the terms of an amended licensing agreement entered into on January 22, 1999 pertaining to the manufacture and marketing of a medical device, the self-shielding needle, the Company agreed to pay the licensor a maximum royalty of $450,000 which was to be paid at a rate of $2,500 per month. The aggregate royalty was charged to operations in the year ended April 30, 1999. At January 31, 2003, the remaining unpaid balance of $379,000 is included in current and long-term liabilities. During the nine months ended January 31, 2003, the Company has not paid any royalty payments and is in arrears for the past twenty (20) months in the amount of $50,000 to the licensor as a result of cash flow deficiencies.

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

6.   Commitments and Contingencies:
     [A] Litigation
     ---------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages.
                                   -7-

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2003
                               (Continued)
                  -----------------------------------
6.   Commitments and Contingencies: (Cont'd)
     [A] Litigation (Cont'd)
     -----------------------
     In November 1998, it was announced that Michael Lulkin, a director and Chairman of the Board of Directors of the Company at the time of the Company's initial public offering, had plead guilty to, among other things, conspiracy to commit securities fraud. The charges to which Mr. Lulkin plead were premised on allegations that Mr. Lulkin, Sterling Foster, and others had entered into an undisclosed agreement pursuant to which, upon conclusion of the Company's initial public offering, they would (a) cause Sterling Foster to release Mr. Lulkin and others who owned the Company stock prior to the offering from certain "lock up" agreements restricting them from selling such stock; and (b) cause Mr. Lulkin and such other persons to sell the Company stock to Sterling Foster at prearranged prices to enable Sterling Foster to use such stock to cover certain short positions it had created.

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

      In June 2001, definitive settlement documents were executed. The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. In December, 2002, the court approved the settlement.

                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2003
                               (Continued)
                   ----------------------------------
6.   Commitments and Contingencies: (Cont'd)
     [B]  Employment Agreement
     -------------------------
      In January 1999, the Company renewed an employment agreement with an officer. The two-year agreement provided for annual compensation of $60,000 effective January 1, 1999. The officer was also granted rights to purchase 200,000 shares of HDS common stock from the Company at a price of $1.00 per share for a period of two (2) years. On June 26, 2001, the officer exercised this right and purchased 25,000 shares of HDS common stock from the Company at a price of $1.00 per share. In January, 2001, this agreement was extended for a one (1) year term under the same terms and conditions of the original agreement. In January, 2002, this agreement was again extended for a one
(1) year term under the same terms and conditions of the original agreement. In January, 2003, this agreement was again extended for an additional two
(2) year term under the same terms and conditions of the original agreement.


7.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $1,444, $1,093 and $16,108 for the nine months ended January 31, 2003 and 2002, and the cumulative period from inception (March 3, 1995) through January 31, 2003, respectively.

     The Company has not paid income taxes for the nine months ended January 31, 2003 and 2002. The Company paid income taxes of $14,276 for the cumulative period from inception (March 3, 1995) through January 31, 2003.

Item. 2
                     EMBRYO DEVELOPMENT CORPORATION
                      (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------
Liquidity and Capital Resources
-------------------------------
     The Company is in the development stage and the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has had recurring losses from operations which aggregate approximately $(10,259,000)cumulative to January 31, 2003. At January 31, 2003, the Company has a net working capital deficit of approximately $(334,000) and a stockholders' deficit of approximately $(542,000) , which raise substantial doubt about its ability to continue as
a going concern.   The Company remains in its development stage as it has not yet derived significant revenues from the sale of its products.

     The Company's statement of cash flows for the nine months ended January 31, 2003 reflects cash used in operating activities of approximately $163,000. This use of cash is primarily attributable to general and administrative expenses consisting of salaries, rent, insurance and other general expenses . The repayment of the HDS credit line of approximately $162,000 was used to fund current operations.

     The Company expects to incur additional expenditures over the next 6 to 12 months for general and administrative expenses and to evaluate its future operations. The Company's management no longer believes that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. However, management continues to believe that the outstanding amount due from HDS, which was due September 30, 2002, of approximately $94,000 will be at least partially repaid during the next (6) months. On September 30, 2002, all amounts under the revolver became due.
The Company requested payment from HDS for the outstanding balance which was approximately $156,000 at that date, which represents all monies due inclusive of interest under the revolver and all monies due under the terms of a previous management agreement. HDS was unable to make the required payment due to its current financial condition. The Company and HDS are presently negotiating extended payment terms. During the nine months ended January 31, 2003, HDS repaid approximately $162,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to January 31, 2003. In addition, the Company's management has set up a reserve of approximately $47,000 or approximately 50% of the outstanding balance at January 31, 2003, based upon anticipated probable collectibility of the balance. In the event that no additional repayment or an insufficient repayment is made in the next (6) months, the Company will seek alternative methods of raising additional capital which may include the possible acquisition of a new line of business which may or may not be related to the development of medical devices, or the possible liquidation of its investment in HDS. To the extent that the Company will
                                  -10-
not be able to collect the balance of its investee receivable, its ability to continue operating will be dependent upon its ability to successfully sell its investment, raise additional capital through debt or equity markets, or possibly make an acquisition.

Results of Operations
-----------------------
     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for its other medical devices and the start-up of HDS, a majority owned manufacturer of gel related products. HDS was a majority subsidiary in which the Company presently owns a 10.3% voting share.

       At January 31, 2003, the Company no longer holds any of these (7) licenses it had purchased from Dr. Lloyd Marks. The final license for the development of the self-shielding needle terminated on January 22, 2001 as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

     In October 1999, the Company ceased sales on its other medical devices due to the relatively low level of sales, capital constraints and price increases by the manufacturer. The Company has evaluated the marketability of the licensed technology relating to these products and has determined that
these products have no viable marketability at this time.   At April 30,
2000, the unamortized amount of this technology approximated $155,000, of which the Company has set-up a 100% reserve based upon anticipated marketability of these products.

     The Company has not derived significant revenues since its inception in March 1995. The total revenue earned from inception through January 31, 2003 is approximately $1,394,000. This is a result of the sale of medical devices of approximately $659,000 and HDS sales of hydrogel and apnea monitor products of approximately $735,000 which are included in the statement of operations through January 21, 1998. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products in the development stage, the Company has accumulated a deficit of approximately $10,259,000 through January 31, 2003. The Company is attempting to reduce operating losses through reductions in operating expenses until such time as it can generate, or raise additional capital for future operations.

     The net loss for the nine months ended January 31, 2003 was approximately ($59,000) as compared to a net loss of approximately ($61,000) for the nine months ended January 31, 2002. There were no revenues in either of the two periods. The reduction in the loss of approximately $2,000 for the nine months ended January 31, 2003 as compared to the nine months ended January 31, 2002 is primarily attributable to a reduction in overhead costs of approximately $40,000 in the current period, offset by a reduction in interest income from HDS of approximately $9,000 as a result of the repayments on the revolver and the gain on sale of HDS stock in the prior period of approximately $23,000.

Plan of Operation
-----------------
      The Company has effectively terminated all of its license agreements as of January 31, 2003. The Company halted plans to complete the development of the Self-Shielding Needle, the last remaining license, due to capital constraints. On January 22, 2001, the license agreement effectively terminated as the Company could not obtain the necessary government approval with the two (2) year term as required in the agreement. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement.

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

Item 3.  Controls and Procedures
---------------------------------
     (a) Evaluation of disclosure controls and procedures. Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

     In August 1999, an agreement in principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. In June 2001, definitive settlement documents were executed. The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement.
In December 2002, the court approved the settlement.
                                  -14-

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

Dated: March 13, 2003

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

Date: March 13, 2003

/s/ Matthew L. Harriton
- - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Matthew L. Harriton
Chief Executive Officer and Chief Financial Officer