Form 10KSB
period 2003-04-30
EMBRYO DEVELOPMENT CORP
filed 2003-08-13
CIK 945439

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                      REPORT ON FORM 10-KSB

     [X]  Annual Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the fiscal year ended April 30, 2003

               Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from ___________________ to ___________________.

Commission File No. 0-27028
                    -------
                      EMBRYO DEVELOPMENT CORPORATION
                      ------------------------------
      (Exact name of registrant as specified in its charter)

           Delaware                                         13-3832099
    --------------------------                             -------------
(State of or other jurisdiction                             (IRS Employer
of incorporation or organization)                         Identification No.)

305 Madison Avenue Suite 4510
New York, New York                                            10165
-----------------------------                              -----------
 (Address of Principal                                      (Zip Code)
   Executive Officers)

Registrant's telephone number, including area code:   (212) 808-0607

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of July 16, 2003, was approximately $25,475.

     Number of shares outstanding of the issuers common stock, as of July 16, 2003, was 6,995,000.

            DOCUMENTS INCORPORATED BY REFERENCE:  None.
                                                 ------

                            PART I
                           --------
Item 1.  BUSINESS.
         ---------
     Embryo Development Corporation is a Delaware corporation (the "Company" or "Embryo"), which was organized in March 1995 to develop, acquire, manufacture and market various bio-medical devices. The Company has not derived any significant revenues since its inception.

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

      HDS operates in leased space in Langhorne, PA. The facility became operational in the fourth quarter of calendar year 1997.

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

Sales and Marketing
-------------------
     The Company had marketed its medical devices through independent distributors worldwide. In October, 1999, the Company ceased sales on these medical products due to the relatively low level of sales, capital constraints and price increases by the manufacturer.

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

Government Regulation
---------------------
     The majority of the Company's medical products, which are presently not being manufactured, are subject to regulation by, among other governmental entities, the United States Food and Drug Administration ("FDA") and, to a lesser extent, correspondent state agencies. If a device is subject to FDA regulation, compliance with its requirements usually constitutes compliance with state regulation. In order to ensure that medical products distributed for human use in the United States are safe and effective, the FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and record-keeping for such products.

     Development of medical products in the future may require the Company to comply with FDA regulations and be subject to various other FDA record-keeping requirements and inspections by the FDA. The Company believes that the manufacturing and quality control procedures it will follow will meet the requirements of these regulations. The FDA would have the authority, in addition to less drastic remedies, to order the Company to cease production of its products and to request that the Company recall products already sold by the Company. The FDA may conduct periodic inspections of the Company's facilities in order to confirm regulatory compliance by the Company. If the FDA believes that its regulations and other guidelines have not been followed, it may seek to implement extensive enforcement powers, which were strengthened by the enactment of the Safe Medical Devices Act of 1990. The FDA's powers include the ability to ban products from the market, prohibit the operation of manufacturing facilities and effect recalls of products from customer locations and impose monetary civil penalties.

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

     There is no required government regulation on hydrogel related products at this time. While hydrogels fall under the jurisdiction of the FDA, the hydrogels HDS manufactures are exempt from the FDA approval and/or pre-market notification requirements (this would include 510K, NDA and PMA submission). With respect to registering the manufacturing facility with the FDA under the Code of Federal Regulations, 21CFR820.1, Scope: Part A, it is stated that the regulation does not apply to manufacturers of component parts of finished devices. At the current time, hydrogel is sold as a component part to various medical device/cosmetic manufacturers. If at any time in the future the Company manufactures products which would require such filings or registration, HDS will take the appropriate steps to comply.

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

     There are no patents related to the hydrogel products. HDS holds a registered trademark on Aquamatrix(TM) which is used on its hydrogels.

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

Employees
----------
     As of July 17, 2003, the Company employed one (1) full time person in general administration and finance. The Company has never had a work stoppage and its employees are not represented by a labor organization. The Company considers its employee relations to be good.

Item 2.  PROPERTIES.
         ------------
     The Company's corporate headquarters are in New York City.

     On September 1, 2001, the Company entered into a sublease with HDS for office space on a month to month basis. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms. See "Certain Transactions."

     In addition, in February 1997, the Company leased a 16,500 square foot facility in Langhorne, PA. The lease was for a term of seven years with an annual rent of $116,000 which was to increase to $119,000 per annum over the term of the lease. The entire facility was subleased to HDS for the full rental amount through April 30, 1999. On May 1, 1999, the amount of the sublease to HDS was reduced to approximately 82% pro-rata share as the Company began to utilize a portion of the premises. In October, 1999, the Company ceased use of this space and increased the amount of the sublease to the full rental amount. In February, 2000, the annual rent was increased to $123,000 as per the escalation clause in the lease. On January 25, 2002, the Company entered into an Assignment and Amended and Restated Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company at 2150 Cabot Blvd. West, Langhorne, PA. By such agreement, HDS accepted an assignment of the Lease from the Company. Also, on such date, the building in which the leasehold premises are contained was purchased by 2150 Cabot, LLC, a related party of the Company. Subsequent to the lease assignment, the Landlord of the premises and the Company conducted discussions respecting an outright release of the Company from contingent or other obligations of the Company to the Landlord including, but not limited to, the obligation of the Tenant to restore the leasehold premises to its original condition upon expiration of the Lease. The Landlord granted a general release to the Company from any and all contingent or other obligations under the Lease in exchange for a release of any claim for a return of its security deposit in the amount of $79,625. This forfeiture of the deposit was charged to operations in the year ended April 30, 2002. Management determined, based on estimates, that the actual cost that would be incurred to restore the premises to its condition as existed prior to the Lease between the former Landlord and the Company would exceed the amount of the deposit.

Item 3.  LEGAL PROCEEDINGS.
        -------------------
     The Company has been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs assert claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which is also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint seeks unspecified damages.

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

     In August 1999, an agreement of principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. In June 2001, definitive settlement documents were executed. The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. The note was not paid when due. In December 2002, the court approved the settlement.

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

     The following table indicates the high and low bid prices for the Company's Common Stock for the period up to June 30, 2003 based upon information supplied by the NASDAQ and OTC-Bulletin Board system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock
------------                           Quoted Bid Price
                                        High      Low
                                       ------    ------
          2001 Calendar Year
          ------------------
          First Quarter                1/16          .00
          Second Quarter               1/16          .05
          Third Quarter                .05           .03
          Fourth Quarter               .03           .02

          2002 Calendar Year
          ------------------
          First Quarter                .02           .01
          Second Quarter               .02           .00
          Third Quarter                .03           .00
          Fourth Quarter               .01           .00

          2003 Calendar Year
          ------------------
          First Quarter                .01           .00
          Second Quarter               .01           .00

     On July 16, 2003, the closing price of the Common Stock as reported on the OTC-Bullletin Board was $.005 On August 9, 2002, there were 664 holders of record of common stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------
Liquidity and Capital Resources
-------------------------------
     The Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has had recurring losses from operations which aggregate approximately $(10,285,000)
cumulative to April 30, 2003.  At April 30, 2003, the Company has a net
working capital deficit of approximately $(359,000) and a stockholders' deficit of approximately $(572,000) , which raise substantial doubt about its
ability to continue as a going concern.   Management has determined that the
Company is no longer in the development stage as it has ceased development of all products due to loss of licenses and product marketability.

     The Company's statement of cash flows for the year ended April 30, 2003 reflects cash used in operating activities of approximately $188,000. This use of cash is primarily attributable to general and administrative expenses consisting of salaries, rent, insurance and other general expenses . The repayment of the HDS credit line of approximately $187,000 was used to fund current operations.

     The Company expects to incur additional expenditures over the next six (6) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting and to retain the CEO whose function is to explore and evaluate future potential financial opportunities for the Company. The Company's management does not believe that the Company's cash on hand will be sufficient to fund the Company's operations for the next six (6) months. However, management continues to believe that the outstanding amount due from HDS, which was due September 30, 2002, of approximately $69,000 will be repaid during the next (6) months. Management believes that collection of this receivable will fund the Company for approximately (6) months. During the year ended April 30, 2003, HDS repaid approximately $187,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to April 30, 2003.
In addition, the Company's management has set up a reserve of approximately $34,000 or approximately 50% of the outstanding balance at April 30, 2003, based upon anticipated probable collectibility of the balance. Within the next six (6) months, the Company will seek alternative methods to begin generating sufficient revenues to support operations subsequent to this period. These alternatives include : (a) the potential licensing or distribution or new products or product lines, both within the medical industry and outside the medical arena; and (b) the acquisition of an operating entity or entities (subject to the Company's ability to raise sufficient capital to complete such an acquisition).

     In the event the Company is unable to satisfy its capital needs through one of the transactions described above, management will pursue the sale of some or all of the Company's assets. At this time, the primary asset is the Company's equity position in Hydrogel Design Systems, Inc. As of April 30, 2003, the Company held 537,500 shares of HDS common stock representing 10.3% of the outstanding equity securities of HDS.

     Management is in discussions with several entities regarding such transactions, however at this time no letter of intent or definitive agreement has been made. If such agreements are formalized the Company will disclose this information in the appropriate filings.

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

       At April 30, 2003, the Company no longer holds any of these (7) licenses it had purchased from Dr. Lloyd Marks. The final license for the development of the self-shielding needle terminated on January 22, 2001 as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

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

     The Company has not derived significant revenues since its inception in March 1995. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products that were being developed, the Company has accumulated a deficit of approximately $10,285,000 through April 30, 2003. The Company is attempting to reduce operating losses through reductions in operating expenses until such time as it can generate, or raise additional capital for future operations.

     The net loss for the year ended April 30, 2003 was approximately ($85,000) as compared to a net loss of approximately ($184,000) for the year ended April 30, 2002. There were no revenues in either of the two periods. The reduction in the loss of approximately $99,000 for the year ended April 30, 2003 as compared to the year ended April 30, 2002 is primarily attributable to a reduction in overhead costs of approximately $64,000 in the current year consisting primarily of reductions in salaries, rent and insurance and a one-time forfeiture of a security deposit of $80,000 in the prior year offset by a reduction in interest income from HDS of approximately $11,000 as a result of the repayments on the revolver and the gain on sale of HDS stock in the prior period of approximately $23,000.

Plan of Operation
------------------
      The Company has effectively terminated all of its license agreements as of April 30, 2003. The Company halted plans to complete the development of the Self-Shielding Needle, the last remaining license, due to capital constraints. On January 22, 2001, the license agreement effectively terminated as the Company could not obtain the necessary government approval with the two (2) year term as required in the agreement. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement.

     The Company has retained a 10.3% investment, in its nonconsolidated affiliate HDS, which is accounted for under the cost method commencing January 31, 1999. The manufacturing facility of HDS became fully operational in late 1997. The Company anticipates that the future operations of HDS could allow HDS to repay its obligations to the Company in the future.

     No assurance can be made with respect to the viability of the Company in
the long term.   The Company no longer holds any  development licenses and has determined that its current medical products have no viable marketability.
The Company is presently exploring several alternatives, inclusive of a possible acquisition of a new line of business, which may or may not be related to the development of medical devices or the potential licensing or distribution of new products or product lines both within the medical industry and outside of the medical arena. Management anticipates that to meet current operating costs would require raising additional funds from either the debt or equity markets in the next six (6) months. Alternatively, the Company may need to consider liquidating its investment in HDS to meet its cash requirements. No assurances can be made as to the success of these capital raising alternatives.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         ---------------------------------------------
         See financial statements following Item 14 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------
         None

                              PART III
                           -------------
Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.
        ------------------------------------------------------------------

          Directors and Executive Officers

         The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below. All of the directors will serve until their successors have been duly elected and qualified.

       Name                        Age       Position Held
   ----------------               ----       ---------------

   Matthew L. Harriton             39        President, Chief Executive
                                             Officer, Chief Financial
                                             Officer  and Director

   Dr. Daniel Durchslag            58        Director


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

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

                         SUMMARY COMPENSATION TABLE
                         --------------------------
                                                                     Long Term Compensation
                                                                     _____________________________
                                       Annual Compensation               Awards          Payouts
                          ______________________________________      ________        _________________
   (a)                       (b)     (c)         (d)         (e)           (f)         (g)      (h)     (i)
                                                                         Restricted                     All
                                                             Other         Stock                LTIP    Other
                                                             Annual       Awards      Options/  Payouts Compensation
Name and Principal Position  Year  Salary($)   Bonus($)  Compensation($)     ($)       SARs(#)    ($)    ($)
---------------------------  ----  ---------   --------  ---------------  ----------  --------- ------- ------------
Matthew L. Harriton, CEO     2003   $60,000    $   -0-         0             ---           0       0       0
                             2002   $60,000    $   -0-         0             ---           0       0       0
                             2001   $60,000    $   -0-         0             ---           0       0       0
____________________

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------
   (a)                         (b)            (c)                      (d)        (e)
                                            % of Total Options
                   Number of Securities     Options/SARs Granted   Exercise or
                    Underlying Option/      to Employees in        Base Price     Expiration
Name                 SARs Granted (#)        Fiscal Year            (# Share)        Date
----------------   --------------------     --------------------   -------------  -----------
Matthew Harriton               0                    0                  N/A           N/A


                       AGGREGATED OPTION/SARs EXERCISES IN
                           LAST FISCAL YEAR AND FY-END
                                OPTIONS/SAR VALUES
                       ------------------------------------
   (a)                   (b)            (c)           (d)                   (e)
                                                     Number of             Value of
                                                     Securities Underlying Unexercised
                                                     Unexercised Options/  In-the-Money
                                                     SARs at FY-End (#)    Options/SARs at
                  Shares Acquired       Value        Exercisable/          FY-End Exercisable
Name              on Exercise (#)       Realized ($) Unexercisable         Unexercisable
----------------  ---------------      ------------- --------------------  --------------
Matthew Harriton         0                 $ 0            -0-0-             -0-/-0-


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

     In January 1999, the Company renewed this employment agreement for an additional two years. The agreement provides for annual compensation of $60,000 effective January 1, 1999. Mr. Harriton was also granted rights to purchase 200,000 shares of HDS common stock from the Company at a price of $1.00 per share for a period of two (2) years. In January 2001, 2002, and 2003 this agreement was extended for successive (1) year terms under the same terms and conditions of the original agreement. On June 26, 2001, Mr. Harriton purchased 25,000 shares of HDS common stock from the Company at a price of $1.00 per share.

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

     As of June, 2003 options to purchase 1,650,000 shares of common stock, and no SARs have been granted and exercised under the Incentive Option Plan and otherwise. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------
     The following table sets forth certain information, as of July 17, 2003 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                       Percentage                     Percentage
                         Shares of       (%) of                       (%) of Total
 Name and Address          Common        Common     Shares of           Combined
of Beneficial Owner      Stock Owned     Stock    Preferred Stock(2)      Vote(2)
--------------------    ------------  ----------- ------------------  ------------
M.D. Funding, Inc.(1)         --           --        6,000,000             46.2
5 Old Woods Drive
Harrison, NY 10528


Daniel Durchslag               250,000       3.6         ---                 1.9
9400 Brighton Way
Suite 402
Beverly Hills, CA 90210

Matthew L. Harriton          1,250,000      17.9         ---                 9.6
305 Madison Avenue
New York, NY  10165

Karen Nazzareno                400,000       5.7         ---                 3.1
305 Madison Avenue
New York, NY  10165

All directors and officer    1,500,000      21.4         ---                11.5
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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ------------------------------------------------
     In January 1997, the Company entered into a subscription agreement to acquire 50.04% of the Common Stock and 15,000,000 shares of Preferred Stock for a combined voting interest of 92.9% of Hydrogel Design Systems, Inc.
(HDS). HDS was formed in October 1996 to effect the asset acquisition described below. As consideration for its interest, the Company paid $150,000 cash, 150,000 shares of its Common Stock and made available to HDS a $500,000 line of credit, bearing interest at 8%, which was increased to $850,000 in August 1997. The credit line, which expired on January 31, 1999, was extended to January 31, 2001, in February 1999 due to the financial condition of HDS, no further cash advances were allowed. In February 2001, the credit line was again extended through September 30, 2002, under the same terms as the prior extension. At April 30, 2003, the outstanding balance on the line of credit was approximately $69,000. No further extension has been granted. HDS has continued to make payments subsequent to April 30, 2003.

     On February 6, 1997 HDS, acquired substantially all of the assets of two
(2) companies, Novatech, Inc. and Alternative Design Systems R & D Group, which were related to each other. In consideration for the payment of $150,000, and the issuance of 150,000 shares of the Company's Common Stock (subject to certain adjustments) which had previously been issued to HDS, HDS acquired certain rights and assets, including proprietary formulas and methodology, necessary to manufacture, market, sell and distribute Hydrogel and associated products. Hydrogel is a product used in the manufacture of a variety of medical devices including, cardiac defibrillator pads and various types of electrodes. HDS has also entered into a contract for the purchase of manufacturing equipment for $600,000 which has been financed through a long-term note and security agreement between HDS and Becton Dickinson, a customer of HDS and a manufacturer and distributor of medical devices and diagnostic systems.

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

     Between November 20, 1998 and January 31, 1999, the Company sold an aggregate of 710,000 shares of the common stock of HDS for $710,000 reducing its investment to an aggregate of 562,500 shares or 14.4% common ownership of HDS. As a result of this transaction, as of January 31, 1999, this investment is no longer included as an equity investment in the financial statements of the Company, but is reported at cost. At April 30, 2003, the Company holds approximately 11.4% ownership of the common stock of HDS and a 10.3% minority voting interest in HDS.

     In February 1997, HDS entered into a seven-year sublease with the Company, which provides for minimum monthly rental payments of $9,625 and expires in 2004. In May, 1999, the minimum rental payment was reduced to $7,892 per month due to a utilization of a portion of the premises by the Company. In October, 1999, the Company ceased use of this space and increased the amount of the sublease to the original monthly amount of $9,625. In February 2000, the monthly rent was increased to $10,214 as per the escalation provision in the sublease. On January 25, 2002, the Company entered into an Assignment and Amended and Restated Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company at 2150 Cabot Blvd. West, Langhorne, PA.
By such agreement, HDS accepted an assignment of the Lease from the Company. Also, on such date, the building in which the leasehold premises are contained was purchased by 2150 Cabot, LLC, a related party of the Company. 2150 Cabot LLC is wholly owned by a stockholder of HDS who is also a related party of the CEO of the Company. Subsequent to the lease assignment, the Landlord of the premises and the Company conducted discussions respecting an outright release of the Company from contingent or other obligations of the Company to the Landlord including, but not limited to, the obligation of the Tenant to restore the leasehold premises to its original condition upon expiration of the Lease. The Landlord granted a general release to the Company from any and all contingent or other obligations under the Lease in exchange for a release of any claim for a return of its security deposit in the amount of $79,625. This forfeiture of the deposit was charged to operations in the year ended April 30, 2002. Management determined, based on estimates, that the actual cost that would be incurred to restore the premises to its condition as existed prior to the Lease between the former Landlord and the Company would exceed the amount of the deposit.

     In June, 1998 the Company granted options to purchase 750,000 shares of the Company's common stock to Matthew Harriton, President of the Company, options to purchase 250,000 shares of common stock to each of Andrew Fabrikant and Dr. Daniel Durchslag, Directors of the Company, and options to purchase 400,000 shares of common stock to Karen Nazzareno, an employee of the Company. All such options were granted under the Company's Incentive Stock Option Plan and at the then market price of $.0938 per share. Also, options to purchase 500,000 shares which were previously granted to Matthew Harriton, under the terms of his prior employment agreement with the Company, were amended to change the exercise price thereof to $.0938 per share and to allow for payment upon exercise, in the same manner as under the Incentive Stock Option Plan.

     The above options were exercised in June, 1998 and an aggregate of 2,150,000 shares of common stock of the Company were issued. Payment to the Company of an aggregate amount of $201,670 was made by delivery by all such persons to the Company of non-recourse promissory notes, which were due on July 1, 2003, with interest at 8% per annum and are secured by the common stock purchased. On July 1, 2003, the notes were extended for an additional three (3) year period under the same terms and conditions as the original notes.

     While the exercise of the options resulted in the issuance of 2,150,000 shares of common stock, the Company does not believe there has been a change of control since the Company's Articles of Incorporation provide that the shares of common stock vote together as one class with the shares of the Company's preferred stock. As of July 17, 2003, the holders of the preferred stock held 46.2% of the voting power.

     Although the persons exercising the options may be deemed to operate as a
group, they disclaim they are operating as a group.   While no immediate changes
in the direction of the Company are presently contemplated, depending upon future circumstances, the persons exercising the options may in the future attempt to influence the direction of the Company.

     On September 1, 2001, the Company entered into a sublease with HDS for office space on a month to month basis at the rental rate of $2,000 per month. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------
(a)(1)  Financial Statements.

The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules

Report of Independent Certified Public Accountants                F-1

Balance sheet as of April 30, 2003                                F-2

Statements of operations for the years ended
  April 30, 2003 and 2002                                         F-3

Statements of stockholders' equity (deficit) for the years
  ended April 30, 2003 and 2002                                   F-4

Statements of cash flows for the years ended
  April 30, 2003 and 2002                                         F-5

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

10.33++        Amendment #1 to Employment Agreement by Matthew Harriton
                    and the Company dated September 16, 1997.

10.38****      Amendment No. 1 to Licensing Agreement of Safety Needle by and
                    between Dr. Lloyd Marks and the Company dated January 22, 1999.

10.39#         Employment Agreement by Matthew Harriton and the Company dated
                    January 1, 1999.

10.40#         Amendment #2 to Revolving Credit Agreement between Hydrogel
                    Design Systems, Inc. and the Company dated February 1,
                    1999.

10.41####       Amendment #3 to Revolving Credit Agreement between Hydrogel
                    Design Systems, Inc. and the Company dated February 1,
                    2001 .

10.42####      Promissory Note between  Sterling Foster Securities Litigation
                   Fund and the Company dated June 26, 2001.

16+++          Letter from Holtz Rubenstein & Co., LLP re Change in Certifying
                    Accountant dated May 7, 1998.

16.1##         Letter from Moore Stephens, P.C. re Change in Certifying
                   Accountant dated April 11, 2000.

99###          Letter from the Nadaq SmallCap Market dated March 16, 1998.

99.1           Certification of the Chief Executive Officer and Chief Financial
                   Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

**** Incorporated by reference to the Company's Form 8-K filed on February 12,
     1999.

#    Incorporated by reference to the Company's Form 10KSB dated April 30,
     1999.

##   Incorporated by reference to the Company's Form 8-K filed on April 13,
     2000.

####    Incorporated by reference to the Company's Form 10KSB dated April 30,
        2001.

(B)  Reports on Form 8-K.

     None.

Item 14. CONTROLS AND PROCEDURES
         -----------------------

     (a) Evaluation of disclosure controls and procedures. Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

Dated:  New York, New York
        July 21, 2003

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

Signature                       Title                        Date
-------------                 ---------                   ---------

/s/ Matthew L. Harriton       Chief Executive Officer,     July 21, 2003
-----------------------
Matthew L. Harriton           Chief Financial Officer,
                              Principal Accounting Officer
                              and Director


/s/ Daniel Durchslag          Director                     July 21, 2003
---------------------
Daniel Durchslag

          CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                  AND CHIEF FINANCIAL OFFICER
          ---------------------------------------------
I, Matthew L. Harriton certify that:

1. I have reviewed this annual report on Form 10-KSB of Embryo Development Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

        c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 21, 2003

/s/ Matthew L. Harriton
- - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Matthew L. Harriton
Chief Executive Officer and Chief Financial Officer

                 EMBRYO DEVELOPMENT CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)
                       REPORT ON AUDIT OF
                      FINANCIAL STATEMENTS
                ---------------------------------



Independent auditors' report                                F-1

Balance sheet                                               F-2

Statements of operations                                    F-3

Statements of stockholders' equity (deficit)                F-4

Statements of cash flows                                    F-5

Notes to financial statements                               F-6-F-14

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Embryo Development Corporation
 New York, New York


          We have audited the accompanying balance sheet of Embryo Development Corporation as of April 30, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended April
30, 2003 and April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Embryo Development Corporation as of April 30, 2003, and the results of its operations and its cash flows for the years ended April 30, 2003 and April 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has a working capital deficit and has not generated any revenue in the last two fiscal years ended April 30, 2003 and April 30, 2002, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Rothstein, Kass & Company, P.C.
                                          ----------------------------------


Roseland, New Jersey
July 18, 2003

EMBRYO DEVELOPMENT CORPORATION
BALANCE SHEET AS OF APRIL 30, 2003.
-----------------------------------

Assets:
Current Assets:
 Cash                                                                $     116
 Prepaid Expenses and Other Current Assets                              11,361
                                                                     ---------
 Total Current Assets                                                   11,477
                                                                     ---------
Property and Equipment -  Net of Accumulated Depreciation of $37,204     4,167
                                                                     ---------

Investment in Unconsolidated Investee - At Cost                         39,026
                                                                     ---------
Other Asset:
 Due from Unconsolidated Investee - Net of Reserve of $34,633           34,634
                                                                     ---------

 Total Assets                                                      $    89,304
                                                                   ===========
Liabilities and Stockholders' Deficit:
Current Liabilities:
 Accounts Payable and Accrued Expenses                            $    198,034
    Note and Interest Payable                                           84,679
 Royalty Payable - Current Portion                                      87,500
                                                                  -----------
 Total Current Liabilities                                             370,213
                                                                  -----------
Long-term Liabilities:
   Royalty Payable - Long-Term                                         291,500
                                                                   -----------
     Total Long-term Liabilities                                       291,500
                                                                   -----------
Commitments and Contingencies

Stockholders' Deficit:
 Preferred Stock, $.0001 Par Value; Authorized 15,000,000
   Shares; 6,000,000 Issued and Outstanding,
   Liquidation Preference $600,000                                         600

 Common Stock, $.0001 Par Value, Authorized 30,000,000
   Shares; 6,995,000 Issued and Outstanding                                700

 Additional Paid-in-Capital                                          9,991,267

 Accumulated Deficit                                               (10,285,291)

 Notes and Interest Receivable                                        (279,685)
                                                                   ------------
 Total Stockholders' Deficit                                          (572,409)
                                                                   ------------
 Total Liabilities and Stockholders' Deficit                       $    89,304
                                                                   ===========

                                 F-2


See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
STATEMENTS OF OPERATIONS
-------------------------------

                                                    Years ended
                                                     April 30,
                                                2 0 0 3        2 0 0 2
                                                -------       --------

 (Income) expenses:
 General, Selling and Administrative           187,679          251,280
 Interest Income - Related Party              ( 12,445)        ( 12,495)
 Interest and Other                              3,409          (13,708)
 Adjustment for Collectibility of Amount Due
  from Unconsolidated Investee                ( 93,578)         (97,212)
 Forfeiture of Security Deposit                    --            79,625
 Gain on Sale of Stock of
  Unconsolidated Investee                          --           (23,185)
                                              ----------       ----------
  Total (income) expenses                       85,065          184,305
                                              ----------       ----------
    Net Loss                                $(  85,065)     $(  184,305)
                                            ===========     =============
  Basic and Diluted Net Loss Per Common
   Share                                     $    (.01)      $     (.03)
                                            ===========     =============
 Weighted Average Number of Common
  Shares Used in Computing Basic and
  Diluted Loss Per Common Share              6,995,000        6,995,000
                                            ===========      ============




                                 F-3
         See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------


                                                                    Additional                  Notes and       Total
                                Common Stock      Preferred Stock    Paid-in   Accumulated      Interest     Stockholders'
                               Shares   Amount   Shares    Amount    Capital      Deficit       Receivable      Deficit
                               ------   -------  ---------  -----   ---------- -----------      ----------   -------------
Balance - April 30, 2001      6,995,000 $  700   6,000,000  $  600  $ 9,991,267 $(10,015,921)  $(201,670)    $(  225,024)

Reclassification of Interest on
 Notes Receivable                                                                              ( 61,882)    (     61,882)
Net Loss                           --       --         --       --         --    (   184,305)         --     (   184,305)
                              ---------   -----  ---------   -----    ---------  ------------   ----------   ------------
Balance - April 30, 2002      6,995,000    700   6,000,000     600    9,991,267  (10,200,226)    (263,552)   (   471,211)

Interest on Notes Receivable                                                                     ( 16,133)    (   16,133)
Net Loss                           --       --         --       --        --      (   85,065)         --      (   85,065)
                              --------- ------   ---------   ------ ----------- -------------   ----------
Balance - April 30, 2003      6,995,000 $  700   6,000,000   $ 600  $ 9,991,267 $(10,285,291)   $(279,685)   $(  572,409)
                              ========= ======   =========   ====== =========== =============   ==========

                                               F-4
See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
STATEMENTS OF CASH FLOWS
-------------------------------

                                                           Years ended
                                                            April 30,
                                                      2 0 0 3        2 0 0 2
                                                     ---------      --------
Operating Activities:
   Net Loss                                          $( 85,065)    $( 184,305)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
   Depreciation and Amortization                         2,799          3,110
   Gain on Sale of Stock of Unconsolidated Investee         --        (23,185)
   Adjustment for Collectibility of Amount Due from
    Unconsolidated Investee                           ( 93,578)      ( 97,212)
  Changes in Assets and Liabilities:
   [Increase] Decrease:
   Interest Receivable                                 (16,133)       (16,133)
   Prepaid Expenses and Other Current Assets          (  2,232)        10,682
      Other Assets                                         --          95,176

  Increase [Decrease]:
   Accounts Payable and Accrued Expenses                 6,149         (5,009)
   Royalty Payable                                         --        (  2,500)
                                                     ----------     ----------
  Net Cash - Operating Activities                     (188,060)     ( 219,376)
                                                     ----------     ----------
Investing Activities:
  Proceeds from Sale of Stock of
   Unconsolidated Investee                                  --         25,000
  Repayment of Loans from Unconsolidated Investee      187,154        194,424
                                                     ----------     ----------
     Net Cash - Investing Activities                   187,154        219,424
                                                     ----------     ----------

Net Increase [Decrease] in Cash and Cash
   Equivalents                                            (906)            48

Cash and Cash Equivalents - Beginning of Period          1,022            974
                                                     ----------     ----------
Cash and Cash Equivalents - End of Period             $    116       $  1,022
                                                     ==========     ==========




                                 F-5
See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
-------------------------------

[1] Organization and Nature of Operations

Embryo Development Corporation [the "Company"] is a Delaware Corporation which was formed in 1995 to develop, acquire, manufacture and market various bio-medical devices throughout the United States.

In January 1997, the Company acquired a majority interest in Hydrogel Design Systems, Inc. ["HDS"] which was a consolidated subsidiary of the Company until January 21, 1998. On that date, the Company's ownership of HDS dropped to 45.6%, and the investment was accounted for under the equity method.
In January 1999, the Company's share of HDS dropped to 14.4% and is being presented on the cost basis from then on. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product. The Company presently holds
11.4% of the common stock of HDS and 10.3% of total voting shares.

 To date, the Company has generated minimal sales and devoted its efforts primarily to various organizational activities, including negotiating of license agreements inclusive of the Self-Shielding Needle, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995, and undertaking preliminary activities for the commencement of operations. All of the license agreements for the development of various medical devices, inclusive of the Self-Sheilding Needle, have effectively been terminated and the Company has determined that the remaining assets it had purchased relating to medical products have no viable marketability. As a result, management has determined that the Company is no longer in the development stage.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $10,285,000, has a working capital deficit of approximately $359,000, and utilized cash of approximately $188,000 for operating activities for the year ended April 30, 2003. In addition, the Company has not generated any revenue in the last two fiscal years ended April 30, 2003 and April 30, 2002. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. Management anticipates that to meet these needs will require raising additional funds from either the debt or equity markets. The Company is presently exploring several alternatives, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

The Company expects to incur additional expenditures over the next six (6) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting and to retain the CEO whose function is to explore and evaluate future potential financial opportunities for the Company. The Company's management does not believe that the Company's cash on hand will be sufficient to fund the Company's operations for the next six (6) months. However, management continues to believe that the outstanding amount due from HDS, which was due September 30, 2002, of approximately $69,000 will be repaid during the next (6) months. Management believes that collection of this receivable will fund the Company for approximately (6) months. During the year ended April 30, 2003, HDS repaid approximately $187,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to April 30, 2003. In addition, the Company's management has set up a reserve of approximately $34,000 or approximately 50% of the outstanding balance at April 30, 2003, based upon anticipated probable collectibility of the balance. Within the next six (6) months, the Company will seek alternative methods to begin generating sufficient revenues to support operations subsequent to this period. These alternatives include : (a) the potential licensing or distribution or new products or product lines, both within the medical industry and outside the medical arena; and (b) the acquisition of an operating entity or entities (subject to the Company's ability to raise sufficient capital to complete such an acquisition).

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #2
-----------------------------------------
[1] Organization and Nature of Operations [Continued]

In the event the Company is unable to satisfy its capital needs through one of the transactions described above, management will pursue the sale of some or all of the Company's assets. At this time, the primary asset is the Company's equity position in HDS. As of April 30, 2003, the Company held 537,500 shares of HDS common stock representing 10.3% of the outstanding equity securities of HDS. Alternatively, the Company may need to consider liquidating its investment in HDS to meet its cash requirements.

Management is in discussions with several entities regarding such transactions, however at this time no letter of intent or definitive agreement has been made. If such agreements are formalized the Company will disclose this information in the appropriate filings.

In an effort to conserve cash the Company's management has undertaken a significant cost reduction program.

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

Depreciation expense for the years ended April 30, 2003 and 2002 amounted to $2,799 and $3,110, respectively.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and receivables from related parties. The Company routinely assesses the financial strength of its customers and third party payors and believes that its accounts receivable credit risk exposure is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of April 30, 2003, the Company had no funds with a financial institution subject to credit risk beyond the insured amount. The Company does not require collateral or other security to support financial instruments subject to credit risk.

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

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #3
-----------------------------------------

[2] Summary of Significant Accounting Policies [Continued]


Impairment - Certain long-term assets of the Company are reviewed at least quarterly to determine whether there are indications the carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

Stock-Based Compensation - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.
It also amends the disclosure provision to require more prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of this Statements are to be applied to financial statements for fiscal years ending after December 15, 2002. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. However, the Company has adopted the disclosure provisions of the Statement as of December 31, 2002.

The Company accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying statements of operations, as no options were granted in the respective periods. As of April 30, 2003 and 2002 there were no stock options or warrants outstanding.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #4
---------------------------------------
[2] Summary of Significant Accounting Policies [Continued]

New Accounting Pronouncements - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force
(EITF) issued No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)." This accounting standard, which is effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS 150 are effective for fiscal years beginning after July 1, 2003. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

[3] Investment in HDS

As of April 30, 2003, the Company holds approximately 11.4% ownership of the common stock of HDS and 10.3% of total voting shares. This investment is reported under the cost method.

In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August 1997, the Company increased the amount of the revolving line of credit to $850,000. At April 30, 2003, borrowings under the revolver approximated $69,000 including accrued interest. The original line of credit, which was extended several times, expired on September 30, 2002. The terms of the initial extension in 1999 prohibited any future cash advances on the credit line and provided for repayment of an amount equal to 50% of any cash flow from operations in excess of $500,000 annually to be paid within 45 days of the fiscal year end of HDS. The Company's management has set up a reserve of approximately $34,000 or approximately 50% of the outstanding balance at
April 30, 2003 of approximately $69,000, based upon anticipated probable collectibility. In addition, the Company has classified all of this receivable as a long-term asset due to the financial condition of HDS as of April 30,
2003.   Approximately $187,000 and $194,000 of the original obligation  was collected during the years ended April 30, 2003 and April 30, 2002, respectively. HDS has continued to make additional payments subsequent to April 30, 2003.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #5
---------------------------------------
[3] Investment in HDS [Continued]

In February 1997, HDS entered into a seven-year sublease with the Company, which provided for minimum monthly rental payments of $9,625 and was to expire in 2004
[See Note 7C].   On January 25, 2002, the Company entered into an Assignment and Amended and Restated Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company at 2150 Cabot Boulevard West, Langhorne, PA. By such agreement, HDS accepted an assignment from the lease from the Company. Also, on such date, the building in which the leasehold premises are contained was sold to 2150 Cabot, LLC, a related party.

[4] License Agreement

Under the terms of an amended licensing agreement entered into on January 22, 1999, pertaining to the manufacture and marketing of a medical device, the self-shielding needle, the Company agreed to pay the licensor a maximum royalty of $450,000 which was to be paid at a rate of $2,500 per month.
The aggregate royalty was charged to operations in the year ended April 30, 1999. At April 30, 2003, the remaining unpaid balance of $379,000 is included in current and long-term liabilities. During the year ended April
30, 2003, the Company has not paid any royalty payments and is in arrears for the past twenty (23) months in the amount of $57,500 to the licensor as a result of cash flow deficiencies.

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

[B] Issuance of Securities - On June 17, 1998, the Company issued options, to three (3) directors and an employee, to purchase 1,650,000 shares of the Company's common stock at an exercise price equal to the market price on the date of the grant ($.0938) under the Incentive Stock Option Plan (See
[C] below). In addition, an aggregate of 500,000 options which were granted to an officer under the terms of a prior employment agreement were amended to have an exercise price of ($.0938), the market price on the date of the amendment. These options were exercised in June 1998 for an aggregate of 2,150,000 shares.

The Company received promissory notes dated July 1, 1998 to the three (3) directors and an employee in the aggregate of $201,670 for payment of the shares. The notes mature in five (5) years, with interest at 8%, and are secured by the related securities.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #6
----------------------------------------
[6] Stockholders' Deficit [Continued]

[C] Stock Option Plans - The Company has adopted a Non-Qualified Option Plan [the "Plan"] covering 2,000,000 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance.

The Company has also adopted an Incentive Option and Stock Appreciation Rights Plan [the "Incentive Option Plan"] covering 2,000,000 shares of the Company's common stock. Incentive stock options under the Incentive Option Plan are granted at an exercise price [not less than the fair market value] at the date of grant. Non-qualified options and freestanding stock appreciation rights may also be granted with any exercise price. As of April 30, 2003 and April 30, 2002, there are no outstanding options under this plan.

[D] Net Loss Per Share - Net loss per share was computed by dividing net loss by the weighted number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

[E] Reserved Shares - Common shares reserved at April 30, 2003 are as follows:

Incentive Stock Option Plan                         350,000
Non-Qualified Stock Option Plan                   2,000,000
                                                  ---------
Total                                             2,350,000
                                                  =========
[7] Commitments and Contingencies

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

In August 1999, an agreement in principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr.
Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance.
                               F-11

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #7
---------------------------------------

[7] Commitments and Contingencies [Continued]

[A] Litigation [Continued] - In June 2001, definitive settlement documents were executed The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. The note was not paid when due. In December 2002, the court approved the settlement.

[B] Employment Agreements - In January 1999, the Company renewed an employment agreement with an officer. The two-year agreement provides for annual compensation of $60,000 effective January 1, 1999. The officer was also granted rights to purchase 200,000 shares of HDS common stock from the Company at a price of $1.00 per share for a period of two (2) years. On June 26, 2001, the officer exercised this right and purchased 25,000 shares of HDS common stock from the Company at a price of $1.00 per share. In January, 2001, 2002, and 2003, this agreement was extended for successive one (1) year terms under the same terms and conditions of the original agreement.

[C] Operating Leases - On February 14, 1997, the Company entered into a seven-year operating lease for premises to be used for offices and manufacturing. The lease provided for monthly minimum lease payments of $9,625. The lease contained a five-year renewal option and provided that the Company shall pay for insurance, taxes and maintenance. In addition, the lease contained an escalation clause based upon increases in the consumer price index for years four through seven. Effective February 14, 1997, the Company entered into a seven year sub-lease with HDS which provided for minimum monthly rental payments of $9,625 to be received, and was to expire in 2004. On January 25, 2002, the Company entered into an Assignment and Amended and Restated Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company at 2150 Cabot Blvd. West, Langhorne, PA. By such agreement, HDS accepted an assignment of the Lease from the Company. Also, on such date, the building in which the leasehold premises are contained was purchased by 2150 Cabot, LLC, a related party of the Company. Subsequent to the lease assignment, the Landlord of the premises and the Company conducted discussions respecting an outright release of the Company from contingent or other obligations of the Company to the Landlord including, but not limited to, the obligation of the Tenant to restore the leasehold premises to its original condition upon expiration of the Lease. The Landlord granted a general release to the Company from any and all contingent or other obligations under the Lease in exchange for a release of any claim for a return of its security deposit in the amount of $79,625. This forfeiture of the deposit was charged to operations in year ended April 30, 2002. Management determined, based on estimates, that the actual cost that would be incurred to restore the premises to its condition as existed prior to the Lease between the former Landlord and the Company would exceed the amount of the deposit.

On September 1, 2001, the Company entered into a sublease with HDS for office space on a month to month basis, which provides for a monthly lease payment of $2,000.

Aggregate rent expense was $15,170 and $122,265 for the years ended April 30, 2003 and 2002, respectively. Rental income from the sub-lease amounted to $-0-and $91,923 for the years ended April 30, 2003 and 2002, respectively.

[D] Product Liability Insurance - The Company has obtained product liability insurance since it has commenced sales of its products. However, there can be no assurance that such policies will be sufficient to cover potential claims or the costs of any resulting litigation or that a policy can be maintained in force at an acceptable cost to the Company. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and results of operations. In addition, claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #8
----------------------------------------

[8] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of April 30, 2003 are as follows:


Deferred Tax Assets:
  Net Operating Loss Carryforward                               $ 2,851,000
  Tax Basis of Intangible Assets in Excess of Book Basis             98,000
                                                                -----------
  Total                                                         $ 2,949,000
                                                                ===========

Deferred Tax Asset                                                2,949,000
Valuation Allowance                                              (2,949,000)
                                                                ------------
  Net Deferred Tax Asset                                        $        --
                                                                ============
The valuation allowance of $ 2,949,000 represents an increase of $124,000 over the preceding year. Net operating loss carryforwards of approximately $7,100,000 expire between 2010 and 2017.

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the years ended April 30, 2003 and 2002 follows:

                                                 2 0 0 3            2 0 0 2
                                                 --------           --------
Statutory Federal Income Tax Rate                (34)   %           (34)   %
State Income Taxes, net of Federal Effect        ( 6)   %           ( 6)   %
Valuation Allowance and Other                     40    %            40    %
                                                ---------           --------
Effective Income Tax Rate                         --                 --
                                                =========           =========


[9] Fair Value of Financial Instruments

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

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #9
---------------------------------------

[10] Supplementary Information - Statements of Cash Flows

Cash paid during the periods for:

                                                       Years ended
                                                        April 30,
                                                    2 0 0 3    2 0 0 2
                                                   --------   ---------
Interest - Net of Capitalized Interest             $   1,976  $  1,498
                                                   =========  =========
Income Taxes                                       $     --   $    --
                                                   =========  =========

[11]Subsequent Event

On July 1, 2003, the promissory notes dated July 1, 1998 as described in Note 6B, were extended for an additional three (3) year term. These notes are due from two (2) directors, a former director and an employee in the aggregate of $201,670. The notes bear interest at 8% and are secured by the related securities.