Form 10QSB
period 2004-01-31
EMBRYO DEVELOPMENT CORP
filed 2004-03-16
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended January 31, 2004

                                   OR

    [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                       EMBRYO DEVELOPMENT CORPORATION
                ---------------------------------------------------
          (Exact name of Registrant as specified in its charter)

       Delaware                                    13-3832099
   -----------------                           -----------------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                         305 Madison Avenue, Suite 4510
                             New York, New York
                         --------------------------------
                  (Address of principal executive offices)

                                   10165
                                 ---------
                                 (Zip Code)

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
                                                       Yes   X   No
                                                            ---


   Class                            Outstanding at March 12, 2004
-------------                       -----------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                              FORM 10-QSB
                           QUARTERLY REPORT
              For the Nine Months Ended January 31, 2004
             ---------------------------------------------
                           TABLE OF CONTENTS
                          -------------------
                                                  Page to Page
                                                  ------------

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

Statements of cash flows...............................3

Notes to financial statements........................4-9

Item 2. Management's discussion and analysis
of financial condition and plan
of operations......................................10-12

Item 3.  Controls and Procedures......................13

Part II. - Other information..........................14

Signatures............................................15

Part I - Financial Information
Item 1. Financial Statements
--------------------------------

                     EMBRYO DEVELOPMENT CORPORATION
                              BALANCE SHEET
                               (Unaudited)
                            January 31, 2004
                     ---------------------------------

     ASSETS
     ------
CURRENT ASSETS:
  Cash                                                      $         29
  Due from unconsolidated investee                                19,743
  Prepaid expenses and other current assets                        3,467
                                                             -----------
     Total current assets                                         23,239

PROPERTY AND EQUIPMENT AT COST,  net of accumulated
 depreciation of $38,475                                           2,897

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                   39,026
                                                             -----------
      Total assets                                          $     65,162
                                                            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    203,027
  Note payable - officer                                           5,000
  Note and interest payable                                       88,648
  Royalty payable                                                379,000
                                                             -----------
     Total current liabilities                                   675,675
                                                             -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                               600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,991,267
 Accumulated deficit                                         (10,603,080)
                                                             ------------
     Total stockholders' deficit                                (610,513)
                                                             ------------
     Total liabilities and stockholders' deficit            $     65,162
                                                            =============

                     EMBRYO DEVELOPMENT CORPORATION
                        STATEMENTS OF OPERATIONS
                               (Unaudited)
                     --------------------------------

                                         NINE MONTHS ENDED   THREE MONTHS ENDED
                                             JANUARY 31,         JANUARY 31,
                                          2004       2003       2004     2003
                                          ----      -----       ----     ----
(INCOME) EXPENSES:

  General, selling and administrative     63,728    146,894     2,942   55,356
  Interest income - related party         (2,837)    (1,189)       -        -
  Interest and other                       7,780     (6,079)    2,381   (2,631)
  Reserve for collectibility of
   promissory notes and interest         283,752         -         -        -
  Adjustment for collectibility
   of amount due from unconsolidated
   investee                              (34,633)   (81,099)       -   (19,996)
                                        ---------  ---------   ------- --------

 Total (Income) Expenses                 317,790     58,527     5,323   32,729
                                        --------- -----------  ------- --------

NET LOSS                               $(317,790)  $(58,527)  ( 5,323) (32,729)
                                       ==========  =========  ======== ========
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                       $   (.05)  $    (01) $    .00 $    .00
                                        =========  ========= ======== ========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN COMPUTING
 BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                          6,995,000  6,995,000 6,995,000 6,995,000
                                       =========  ========= ========= =========


                     EMBRYO DEVELOPMENT CORPORATION
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                     ----------------------------------


                                                NINE MONTHS ENDED
                                                   JANUARY 31,
                                                 2004      2003
                                               --------  ---------
 OPERATING ACTIVITIES:
 Net loss                                    $(317,790)  $ (58,527)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                 1,270       2,140
  Reserve for collectibility of
   promissory notes and interest               283,752          -
   Adjustment for collectibility of amount
    due from unconsolidated investee           (34,633)   ( 81,099)

   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Interest receivable                      (4,066)     (12,199)
      Prepaid expenses and other
       current assets                           7,894       (1,105)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses     8,961      (12,106)
                                               ------      ---------
    Net cash - operating activities           (54,612)    (162,896)
                                              --------    ---------
INVESTING ACTIVITIES:

 Repayment of loans from unconsolidated
  investee                                     49,525      162,197
                                               ------      -------
    Net cash - investing activities            49,525      162,197
                                               ------      -------

FINANCING ACTIVITIES:

 Proceeds from loan from officer                5,000           -
                                               ------      -------
    Net cash - financing activities             5,000           -
                                               ------      -------

 NET INCREASE (DECREASE) IN CASH                  (87)        (699)

 CASH at beginning of period                      116        1,022
                                               -------       ------

CASH at end of period                         $    29      $   323
                                              =======      =======


                     EMBRYO DEVELOPMENT CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2004
                  --------------------------------------
1.   Organization and Nature of Operations and Liquidity:
     Embryo Development Corporation [the "Company"] is a Delaware Corporation which was formed in 1995 to develop, acquire, manufacture and market various bio-medical devices throughout the United States.

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

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $10,603,000, has a working capital deficit of approximately $652,000, and utilized cash of approximately $55,000 for operating activities for the nine months ended January 31, 2004. In addition, the Company has not generated any revenue during the nine months ended January 31, 2004 or in the last two fiscal years ended April 30, 2003 and April 30, 2002. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. Management anticipates that to meet these needs will require raising additional funds from either the debt or equity markets. The Company is presently exploring several alternatives, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

                     EMBRYO DEVELOPMENT CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2004
                               (Continued)
                  -------------------------------------
1.   Organization and Nature of Operations and Liquidity:
     The Company expects to incur minimal expenditures over the next six (6) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting and to retain the CEO whose function is to explore and evaluate future potential financial opportunities for the Company. As of November 1, 2003 the Company has ceased accruing additional salary for the CEO and has been able to significantly reduce rent expense. For the quarter ended January 31, 2004, the Company utilitized approximately $3,000 for operating costs. The Company's management does not believe that the Company's cash on hand will be sufficient to fund the Company's operations for the next six (6) months. However, management continues to believe that the outstanding amount due from HDS, which was due September 30, 2002, of approximately $19,000 will be repaid during the next (6) months. Management believes that collection of this receivable will fund the Company for approximately (6) months. During the nine months ended January 31, 2004, HDS repaid approximately $50,000 of the outstanding receivable balance to the Company. Within the next six (6) months, the Company will seek alternative methods to begin generating sufficient revenues to support operations subsequent to this period. These alternatives include : (a) the potential licensing or distribution or new products or product lines, both within the medical industry and outside the medical arena; and (b) the acquisition of an operating entity or entities (subject to the Company's ability to raise sufficient capital to complete such an acquisition).

     In the event the Company is unable to satisfy its capital needs through one of the transactions described above, management will pursue the sale of some or all of the Company's assets. At this time, the primary asset is the Company's equity position in HDS. As of January 31, 2004, the Company held 537,500 shares of HDS common stock representing 10.3% of the outstanding equity securities of HDS. Alternatively, the Company may need to consider liquidating its investment in HDS to meet its cash requirements.

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

                     EMBRYO DEVELOPMENT CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2004
                               (Continued)
                   -----------------------------------
2.   New Accounting Pronouncements:

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

3.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of January 31, 2004 and for the nine and three month periods ended January 31, 2004 and 2003. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2003. The results of operations for the nine month periods ended January 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

                     EMBRYO DEVELOPMENT CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
                   NINE MONTHS ENDED JANUARY 31, 2004
                               (Continued)
                   -------------------------------------
4.   Investment in HDS:

     As of January 31, 2004, the Company holds approximately 11.4% of the common stock of HDS and 10.3% of total voting shares. This investment is accounted for using the cost method.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At January 31, 2004, borrowings under the revolver approximated $19,000 including accrued interest. The original line of credit, which was extended several times, expired on September 30, 2002. HDS was unable to pay the outstanding balance of approximately $156,000 on that date due to its current financial condition, but has continued to make monthly payments subsequently. Approximately $50,000 of the outstanding balance at April 30, 2003 was collected during the nine months ended January 31, 2004.

5.   License Agreement:

     Under the terms of an amended licensing agreement entered into on January 22, 1999 pertaining to the manufacture and marketing of a medical device, the self-shielding needle, the Company agreed to pay the licensor a maximum royalty of $450,000 which was to be paid at a rate of $2,500 per month. The aggregate royalty was charged to operations in the year ended April 30, 1999. On January 22, 2001, this license agreement effectively terminated and the total remaining royalty payments became due as the Company could not obtain the necessary government approval within the required timeframe since the Company had halted development of the device due to capital constraints. Additionally, the Company could not pay the licensor the required additional $250,000 to extend the regulatory approval requirement. As of January 31, 2004, the Company has not been able to make the royalty payment due to cash flow deficiencies. At January 31, 2004, the remaining unpaid balance of $379,000 is included in current liabilities.

                      EMBRYO DEVELOPMENT CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                    NINE MONTHS ENDED JANUARY 31, 2004
                                (Continued)
                    ------------------------------------
6.   Note Payable:

     In June 2001, definitive settlement documents were executed relating to a 1995 class action lawsuit filed before the U.S. District Court for the Eastern District of New York. The settlement documents provide that the Company would pay $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000, including interest at 7% per annum, payable in June 2003. The Company has remitted the funds and note to the class representatives. As of January 31, 2004, the company has not paid the note payable of $88,648 including interest to the Class representatives.


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

                      EMBRYO DEVELOPMENT CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                    NINE MONTHS ENDED JANUARY 31, 2004
                                (Continued)
                    -------------------------------------

8.   Supplementary Information - Statements of Cash Flows:

     The Company paid interest of $1,872 and $1,444 for the nine months ended January 31, 2004 and 2003, respectively.

     The Company did not pay income taxes for the nine months ended January 31, 2004 and 2003.

Item. 2
----------
                      EMBRYO DEVELOPMENT CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------------------
Liquidity and Capital Resources
-------------------------------
     The Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has had recurring losses from operations which aggregate approximately $(10,603,000)cumulative to January 31, 2004. At January 31, 2004, the Company has a net working capital deficit of approximately $(652,000) and a stockholders' deficit of approximately $(611,000) , which raise substantial
doubt about its ability to continue as a going concern.   Management has
determined that the Company is no longer in the development stage as it has ceased development of all products due to loss of licenses and product marketability.

     The Company's statement of cash flows for the nine months ended January 31, 2004 reflects cash used in operating activities of approximately $55,000. This use of cash is primarily attributable to general and administrative expenses consisting of salaries, rent, insurance and other general expenses
.. The repayment of the HDS credit line of approximately $50,000 and a $5,000 loan from an officer were used to fund current operations.

     The Company expects to incur minimal expenditures over the next six (6) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting and to retain the CEO whose function is to explore and evaluate future potential financial opportunities for the Company. As of November 1, 2003 the Company has ceased accruing additional salary for the CEO and has been able to significantly reduce rent expense. For the quarter ended January 31, 2004, the Company utilitized approximately $3,000 for operating costs. The Company's management does not believe that the Company's cash on hand will be sufficient to fund the Company's operations for the next six (6) months. However, management continues to believe that the outstanding amount due from HDS, which was due September 30, 2002, of approximately $19,000 will be repaid during the next
(6) months. Management believes that collection of this receivable will fund the Company for approximately six(6) months. During the nine months ended January 31, 2004, HDS repaid approximately $50,000 of the outstanding receivable balance to the Company. Within the next six (6) months, the Company will seek alternative methods to begin generating sufficient revenues to support operations subsequent to this period. These alternatives include :
(a) the potential licensing or distribution or new products or product lines, both within the medical industry and outside the medical arena; and (b) the acquisition of an operating entity or entities (subject to the Company's ability to raise sufficient capital to complete such an acquisition).

     In the event the Company is unable to satisfy its capital needs through one of the transactions described above, management will pursue the sale of some or all of the Company's assets. At this time, the primary asset is the Company's equity position in Hydrogel Design Systems, Inc. As of January 31, 2004, the Company held 537,500 shares of HDS common stock representing 10.3% of the outstanding equity securities of HDS.

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

       At January 31, 2004, the Company no longer holds any of these (7) licenses it had purchased from Dr. Lloyd Marks. The final license for the development of the self-shielding needle terminated on January 22, 2001 as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

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

     The Company has not derived significant revenues since its inception in March 1995. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products that were being developed, the Company has accumulated a deficit of approximately $10,603,000 through January 31, 2004. The Company is attempting to reduce operating losses through reductions in operating expenses until such time as it can generate, or raise additional capital for future operations.

     The net loss for the nine months ended January 31, 2004 was approximately ($318,000) as compared to a net loss of approximately ($59,000) for the nine months ended January 31, 2003. There were no revenues in either of the two periods. The increase in the loss of approximately $259,000 for the nine months ended January 31, 2004 as compared to the nine months ended January 31, 2003 is primarily attributable to a reduction in overhead costs of approximately $83,000 in the current year consisting primarily of reductions in salaries, rent and insurance offset by decrease in the recognition of income for the reversal of the reserve for collectibility of the HDS credit line of $46,000 which is lower due to the decline in the remaining outstanding balance and the establishment of a reserve of approximately $284,000 which has been set-up by management for the collectibility of promissory notes and interest which were due on July 1, 2003, for the purchase of securities (See Note 7A). Although the notes have been extended for an additional three (3) year term, management believes that their collectibility is uncertain at this time.

Plan of Operation
-----------------
      The Company has effectively terminated all of its license agreements as of January 31, 2004. The Company halted plans to complete the development of the Self-Shielding Needle, the last remaining license, due to capital constraints. On January 22, 2001, the license agreement effectively terminated as the Company could not obtain the necessary government approval with the two (2) year term as required in the agreement. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement.

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

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings
----------------------------
     In June 2001, definitive settlement documents were executed relating to a 1995 class action lawsuit filed before the U.S. District Court for the Eastern District of New York. The settlement documents provide that the Company would pay $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000, including interest at 7% per annum, payable in June 2003. The Company has remitted the funds and note to the class representatives. As of January 31, 2004, the company has not paid the note payable of $88,648 including interest to the Class representatives.


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


Dated: March 12, 2004