Form 10KSB
period 2004-04-30
EMBRYO DEVELOPMENT CORP
filed 2004-08-13
CIK 945439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              REPORT ON FORM 10-KSB

     [X]  Annual Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the fiscal year ended April 30, 2004

               Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

   For the transition period from ___________________ to ___________________.

Commission File No. 0-27028
                    -------

                         EMBRYO DEVELOPMENT CORPORATION
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3832099
--------------------------------                             -------------
(State of or other jurisdiction                              (IRS Employer
of incorporation or organization)                           Identification No.)

305 Madison Avenue Suite 4510
New York, New York                                               10165
------------------                                               -----
 (Address of Principal                                         (Zip Code)
   Executive Officers)

Registrant's telephone number, including area code:   (212) 808-0607

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of July 30, 2004, was approximately $152,850.

     Number of shares outstanding of the issuers common stock, as of July 30, 2004, was 6,995,000.

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

     The Company was a licensee to seven (7) license agreements (the "License Agreements") and two (2) royalty sharing agreements (the "Royalty Sharing Agreements") with Dr. Lloyd Marks which provided for the exclusive license of seven medical devices and the sharing of royalties of two (2) medical devices, all of which had been developed by Dr. Marks ("Marks Medical Devices"). As of January 2001, all of these licenses had been terminated.

     The termination of the above license agreements follows a determination by management to conserve capital and that the products licensed could not profitably be developed and commercially marketed by the Company at this time.

     The Company holds patents to five (5) other medical devices and was the exclusive licensee of one (1) medical device in the areas of emergency medical equipment and peritoneal dialysis warming devices. Although the Company holds the patents and rights to these products, management does not believe that these products have any viable marketability at this time.

     The Company also held a 10.3% minority voting investment interest in Hydrogel Design Systems, Inc. ("HDS"), a privately held Delaware corporation engaged in the manufacturing, marketing, selling and distribution of hydrogel materials. HDS was partially financed through a long- term note and security agreement between HDS and Becton Dickinson Transdermal Systems, a division of Becton Dickinson and Company, a customer of HDS and a manufacturer and distributor of medical devices and diagnostic systems.

     Effective May 25, 2004, Nesco Industries, Inc. ("Nesco"), a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB, Symbol
NESK), HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Share Exchange Agreement, dated as of April 29, 2004 (the "Exchange Agreement"), whereby HDS has become a majority owned subsidiary of Nesco and, upon the completion of the exchange of HDS securities for shares of Nesco common stock, the holders of HDS common stock and debt will hold a majority interest of Nesco.

     In addition to the exchange of HDS common stock and debt for shares of Nesco common stock ("Nesco Common Stock"), Nesco agreed to dispose of all of its subsidiaries, convert all of its currently outstanding preferred stock and warrants into common stock and exchange certain of its indebtedness into common stock.

     The transactions contemplated by the Exchange Agreement are intended to be a tax free exchange pursuant to Section 368 of the Internal Revenue Code of 1986.

     Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock ("Preferred Stock") for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Preferred Stock will be automatically converted into shares of Nesco Common Stock.

     The Company now holds the equivalent of approximately 4,837,500 shares or 5.42% of Nesco Common Stock. Nesco was engaged primarily in asbestos abatement contracting but had ceased operations in 2003. See Item 12 "Certain Relationships and Related Transactions."

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

     Pursuant to a Share Exchange Agreement, as amended, initially dated as of the 10th day of April, 2004 (the "YBR Agreement"), by and among the Company, Yellow Brick Road Ventures LLC, a New Jersey limited liability company ( "YBR"), and Music Asset Corp., a Delaware corporation ("MAC") that was at the time of execution of the Agreement a wholly owned subsidiary of YBR, the Company agreed to acquire from YBR, 100% of the outstanding stock of MAC in exchange for the issuance by the Company of 22,473,214.29 shares of the Company's common stock, subject to YBR providing certain financing to the Company in connection with the exploitation of the assets of MAC, which, subsequent to the transaction would have become a wholly owned subsidiary of the Company. The transactions contemplated by the YBR Agreement are intended to be a tax-free exchange pursuant to 368 of the Internal Revenue Code of 1986.

     The assets of MAC included the non-exclusive rights to distribute and exploit a music library of approximately 9,000 recordings pursuant to that certain Asset Purchase Agreement (the "Startek Agreement") made the 7th day of April 2004 by and between Startek Entertainment Corp., a New Jersey Corporation ("Startek"), Joe Venneri who is also President of Startek ("Venneri") and MAC. The Startek Agreement provides that a sale of all of the shares of stock of MAC to a third party shall not affect the enforceability of this agreement subject to satisfying certain obligations, which the Company met, including the issuance of 1,000,000 shares of common stock of the Company to Startek. The value of the common shares granted ($30,000) was charged to operations in the current year and is included in current liabilities as these shares have not been issued as of April 30, 2004.

     The Asset Purchase Agreement provided that the acquisition price was Four Million Dollars ($4,000,000) (the "Purchase Price"), payable One Million Dollars ($1,000,000) on the date of the closing, and the balance of Three Million Dollars ($3,000,000) in the form of a Senior Secured Obligation payable as twenty five percent (25%) of Distributable Net Income as specifically defined. As a condition to the sale, Mr. Venneri agreed to work for MAC and receive an employment agreement, in connection therewith. The Company was also required to make a non-refundable deposit of $25,000 to Startek, which was funded by a loan from an unrelated third party.

     MAC also controlled rights in a letter of intent being negotiated with Castle Hill Films, Dream LLC and certain other parties for the acquisition of a Motion Picture Film Library. MAC represented in the YBR Agreement that it had disclosed this Share Exchange Agreement and that those parties have agreed to continue to negotiate in good faith with the intention of proceeding with the acquisition.

     As of the date hereof, YBR has not satisfied its obligation to deliver financing to the Company, and the Company has put YBR on notice that YBR is in default of the YBR Agreement and Company shall take all necessary steps to terminate the transaction as provided by the YBR Agreement. At such time as the Company terminates this transaction, the Company will issue an aggregate of 5,750,000 shares of common stock, 4,250,000 to YBR and 1,500,000 Advisor Shares as part of the YBR Agreement. The value of the common shares to be issued ($172,500) was charged to operations in the current year and is included in current liabilities as these shares have not been issued as of April 30, 2004. YBR has acknowledged its obligations and agreed to cooperate in those actions. See Item 12 "Certain Relationships and Related Transactions."

     The  Company  is  presently   exploring  several  business   opportunities,
inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

     On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the '40 Act. The Company intends to take such action by August 31, 2004. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

Sales and Marketing
-------------------

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

     The  Company  is  presently   exploring  several  business   opportunities,
inclusive of the possible acquisition of a new line of business, which may or may not be related to the medical device industry.

Government Regulation
---------------------

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

     The Company also holds a registered trademark on Hot-Sack-R and on SmartMedTM which was used on products in the past and may be used on future products.

     All other license agreements for the development of medical devices, in which the Company held proprietary rights, have been terminated.

     There are no patents related to the hydrogel products. HDS holds a registered trademark on Aquamatrix TM which is used on its hydrogels.

Product Liability Insurance
---------------------------

     Companies in the health care market are subject to lawsuits alleging negligence, product liability and other legal theories, many of which involve large claims and significant defense costs. The Company could be subject to claims alleging personal injuries resulting from the use of its products. The Company has obtained product liability insurance since it has commenced sales of its products. However, there can be no assurance that such policies will be sufficient to cover potential claims or the costs of any resulting litigation or that a policy can be maintained in force at an acceptable cost to the Company. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and results of operations. In addition, claims against the Company, regardless of their merit or eventual outcome, also may have a material adverse effect upon the Company's reputation. The Company currently has product liability coverage of $1,000,000.

Employees
---------

     As of July 29th, 2004, the Company employed one (1) full time person in general administration and finance. The Company has never had a work stoppage and its employees are not represented by a labor organization. The Company considers its employee relations to be good.

Item 2.  PROPERTIES.
         ----------

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

     In addition, in February 1997, the Company leased a 16,500 square foot facility in Langhorne, PA. The lease was for a term of seven years. On January 25, 2002, the Company entered into an Assignment and Amended and Restated Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company at 2150 Cabot Blvd. West, Langhorne, PA. By such agreement, HDS accepted an assignment of the Lease from the Company. Also, on such date, the building in which the leasehold premises are contained was purchased by 2150 Cabot, LLC, a related party of the Company. Subsequent to the lease assignment, the Landlord of the premises and the Company conducted discussions respecting an outright release of the Company from contingent or other obligations of the Company to the Landlord including, but not limited to, the obligation of the Tenant to restore the leasehold premises to its original condition upon expiration of the Lease. The Landlord granted a general release to the Company from any and all contingent or other obligations under the Lease in exchange for a release of any claim for a return of its security deposit in the amount of $79,625. This forfeiture of the deposit was charged to operations in the year ended April 30, 2002. Management determined, based on estimates, that the actual cost that would be incurred to restore the premises to its condition as existed prior to the Lease between the former Landlord and the Company would exceed the amount of the deposit.

Item 3.  LEGAL PROCEEDINGS.
         ------------------

     The Company had been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs asserted claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which was also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint sought unspecified damages.

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

     In August 1999, an agreement of principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. In June 2001, definitive settlement documents were executed. The settlement documents provide that the Company would pay the foregoing $100,000 by remitting
o the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. In December 2002, the court approved the settlement. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. The note was not paid when due. Together with interest, there is $89,928 due on the note. No default has been declared on the note.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matters were submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

                                    PART II
                                    -------

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------

     The Company's securities commenced trading in the over-the-counter market on the effectiveness of the Company's Initial Public Offering on November 18, 1995 in the form of Common Stock. The Common Stock was regularly quoted and traded on the NASDAQ system through October 1998.

     The Company was advised by The Nasdaq Stock Market that it failed to meet the continued listing requirements of The Nasdaq SmallCap Market. The Company submitted an application for continued listing. The Company was advised in July, 1998 that the NASD had denied the Company's submission for continued listing. The Company filed an appeal to that decision. A hearing on continued listing was held on September 17, 1998 whereby the appeal was denied. Effective October 21, 1998, the Company's common stock is now listed on the OTC- Bulletin Board.

     The following table indicates the high and low bid prices for the Company's Common Stock for the period up to June 30, 2004 based upon information supplied by the NASDAQ and OTC- Bulletin Board system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.



Common Stock
------------                                       Quoted Bid Price
                                                   ----------------
                                                     High      Low
          2002 Calendar Year                         ----      ---
          ------------------
          First Quarter                              .02       .01
          Second Quarter                             .02       .00
          Third Quarter                              .03       .00
          Fourth Quarter                             .01       .00

          2003 Calendar Year
          ------------------
          First Quarter                              .01       .00
          Second Quarter                             .01       .00
          Third Quarter                              .025      .005
          Fourth Quarter                             .09       .015

          2004 Calendar Year
          -------------------
          First Quarter                              .06       .015
          Second Quarter                             .05       .02

     On July 30, 2004, the closing price of the Common Stock as reported on the OTC-Bullletin Board was $.03 On August 9, 2002, there were 664 holders of record of common stock.

 Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------

Liquidity and Capital Resources

     The Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has had recurring losses from operations which aggregate approximately $(10,915,000) cumulative to April 30, 2004. At April 30, 2004, the Company has a net working capital deficit of approximately $(978,000) and a stockholders' deficit of approximately $(922,000), which raise substantial doubt about its ability to continue as a going concern. Management has determined that the Company is no longer in the development stage as it has ceased development of all products due to loss of licenses and product marketability.

     The Company's statement of cash flows for the year ended April 30, 2004 reflects cash used in operating activities of approximately $64,000. This use of cash is primarily attributable to general and administrative expenses consisting of salaries, rent, insurance and other general expenses . The repayment of the HDS credit line of approximately $54,000 was used to fund current operations.

     The Company expects to incur minimal expenditures over the next six (6) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting and to retain the CEO whose function is to explore and evaluate future potential financial opportunities for the Company. As of November 1, 2003, the Company has ceased accruing additional salary for the CEO and has been able to significantly reduce rent expense. The Company's management does not believe that the Company's cash on hand will be sufficient to fund the Company's operations for the next six (6) months. However, management continues to believe that the outstanding amount due from HDS, which was due September 30, 2002, of approximately $15,000 will be repaid during the next (6) months. Management believes that collection of this receivable will fund the Company for approximately (3) months. During the year ended April 30, 2004, HDS repaid approximately $54,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to April 30, 2004. Within the next three (3) months, the Company will seek alternative methods to begin generating sufficient revenues to support operations subsequent to this period. These alternatives include : (a) the potential licensing or distribution or new products or product lines, both within the medical industry and outside the medical arena; and (b) the acquisition of an operating entity or entities (subject to the Company's ability to raise sufficient capital to complete such an acquisition).

     On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re- configure its assets to remove itself from the definition of an investment company under the '40 Act. The Company intends to take such action by August 31, 2004. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

     In the event the Company is unable to satisfy its capital needs through one of the transactions described above, management will pursue the sale of some or all of the Company's assets. At this time, the primary asset is the Company's equity position in Nesco. As of May 25, 2004, the date of the completion of the Share Exchange Agreement between Nesco and the Company, the Company held 4,837,500 shares of Nesco common stock representing 5.42% of the outstanding equity securities of Nesco. Alternatively, the Company may need to consider liquidating its investment in Nesco to meet its cash requirements. The Company may be prohibited from selling these securities for up to a year from May 25, 2004.

     Management had entered into a Share Exchange Agreement with a party in April 2004. See Item 12 "Certain Relationships and Related Transactions." As of the date hereof, the party involved in the transaction has not delivered the required financing to the Company and the Company shall take all necessary steps to terminate the agreement. At such time as the Company terminates this transaction, the Company will issue an aggregate of 5,750,000 shares of common stock, 4,250,000 to the party to this Share Exchange Agreement and 1,500,000 Advisor Shares as part of the agreement. The value of the common shares to be issued ($172,500) was charged to operations in the current year and is included in current liabilities as these shares have not been issued as of April 30, 2004. Management is in discussions with several other entities regarding such transactions, however at this time no letter of intent or definitive agreement has been made. If such agreements are formalized the Company will disclose this information in the appropriate filings.

Results of Operations
---------------------

     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for its other medical devices and the start-up of HDS, a manufacturer of gel related products. HDS was a majority subsidiary in which the Company previously held a 10.3% voting share as of April 30, 2003.

     At April 30, 2004, the Company no longer holds any of these (7) licenses it had purchased from Dr. Lloyd Marks. The final license for the development of the self-shielding needle terminated on January 22, 2001 as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

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

     Effective May 25, 2004, Nesco Industries, Inc. ("Nesco"), a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB, Symbol
NESK), HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Share Exchange Agreement, dated as of April 29, 2004 (the "Exchange Agreement"), whereby HDS has become a majority owned subsidiary of Nesco and, upon the completion of the exchange of HDS securities for shares of Nesco common stock, the holders of HDS common stock and debt will hold a majority interest of Nesco.

     In addition to the exchange of HDS common stock and debt for shares of Nesco common stock ("Nesco Common Stock"), Nesco agreed to dispose of all of its subsidiaries, convert all of its currently outstanding preferred stock and warrants into common stock and exchange certain of its indebtedness into common stock.

     Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock ("Preferred Stock") for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Preferred Stock will be automatically converted into shares of Nesco Common Stock.

     The Company now holds the equivalent of approximately 4,837,500 shares or 5.42% of Nesco Common Stock. Nesco was engaged primarily in asbestos abatement contracting but had ceased operations in 2003.

     The Company has not derived significant revenues since its inception in March 1995. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products that were being developed, the Company has accumulated a deficit of approximately $10,915,000 through April 30, 2004. The Company is attempting to reduce operating losses through reductions in operating expenses until such time as it can generate, or raise additional capital for future operations.

     The net loss for the year ended April 30, 2004 was approximately ($629,000) as compared to a net loss of approximately ($85,000) for the year ended April 30, 2003. There were no revenues in either of the two periods. The increase in the loss of approximately $544,000 for the year ended April 30, 2004 as compared to the year ended April 30, 2003 is primarily attributable to a decrease in the recognition of income for the reversal of the reserve for collectibility of the HDS credit line of $59,000 which is lower due to the decline in the remaining outstanding balance and the establishment of a reserve of approximately $296,000 which has been set-up by management for the collectibility of promissory notes and interest which were due on July 1, 2003, for the purchase of securities offset by a reduction in overhead costs of approximately $42,000 in the current year consisting primarily of reductions in salaries, rent and insurance. Although the notes have been extended for an additional three (3) year term, management believes that their collectibility is uncertain at this time. In addition, the Company is obligated to issue stock valued at approximately $202,000 which has been charged to operations in the current year to various parties in connection with a certain Asset Purchase Agreement and made a non-refundable deposit of $25,000 to a party in connection with this agreement. These costs were charged to operations in the current year. See Item 12 "Certain Relationships and Related Transactions".

Plan of Operation
-----------------

     The Company has effectively terminated all of its license agreements as of January 22, 2001. The Company halted plans to complete the development of the Self-Shielding Needle, the last remaining license, due to capital constraints. On January 22, 2001, the license agreement effectively terminated as the Company could not obtain the necessary government approval with the two (2) year term as required in the agreement. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement.

     The Company has a 5.42% investment, in its nonconsolidated affiliate Nesco, which holds a majority interest in HDS, which is accounted for under the cost method. The manufacturing facility of HDS became fully operational in late 1997.

     Pursuant to a Share Exchange Agreement, as amended, initially dated as of the 10th day of April, 2004 (the "YBR Agreement"), by and among the Company, Yellow Brick Road Ventures LLC, a New Jersey limited liability company ( "YBR"), and Music Asset Corp., a Delaware corporation ("MAC") that was at the time of execution of the Agreement a wholly owned subsidiary of YBR, the Company agreed to acquire from YBR, 100% of the outstanding stock of MAC in exchange for the issuance by the Company of 22,473,214.29 shares of the Company's common stock, subject to YBR providing certain financing to the Company in connection with the exploitation of the assets of MAC, which, subsequent to the transaction would have become a wholly owned subsidiary of the Company.

     The assets of MAC included the non-exclusive rights to distribute and exploit a music library of approximately 9,000 recordings pursuant to that certain Asset Purchase Agreement (the "Startek Agreement") made the 7th day of April 2004 by and between Startek Entertainment Corp., a New Jersey Corporation ("Startek"), Joe Venneri who is also President of Startek ("Venneri") and MAC. The Startek Agreement provides that a sale of all of the shares of stock of MAC to a third party shall not affect the enforceability of this agreement subject to satisfying certain obligations, which the Company met, including the issuance of 1,000,000 shares of common stock of the Company to Startek. The value of the common shares granted ($30,000) was charged to operations in the current year and is included in current liabilities as these shares have not been issued as of April 30, 2004.

     The Asset Purchase Agreement provided that the acquisition price was Four Million Dollars ($4,000,000) (the "Purchase Price"), payable One Million Dollars ($1,000,000) on the date of the closing, and the balance of Three Million Dollars ($3,000,000) in the form of a Senior Secured Obligation payable as twenty five percent (25%) of Distributable Net Income as specifically defined. As a condition to the sale, Mr. Venneri agreed to work for MAC and receive an employment agreement, in connection therewith. The Company was also required to make a non-refundable deposit of $25,000 to Startek, which was funded by a loan from an unrelated third party. In addition, an officer of the Company loaned the Company $5,000 in connection with additional fees related to this transaction. These loans are payable on demand and are non-interest bearing.

     As of the date hereof, YBR has not satisfied its obligation to deliver financing to the the Company, and Company has put YBR on notice that YBR is in default of the YBR Agreement and Company shall take all necessary steps to terminate the transaction as provided by the YBR agreement. At such time as the Company terminates this transaction, the Company will issue an aggregate of 5,750,000 shares of common stock, 4,250,000 to YBR and 1,500,000 Advisor Shares as part of the agreement. The value of the common shares ($172,500) was charged to operations in the current year and is included in current liabilities as these shares have not been issued as of April 30, 2004. YBR has acknowledged its obligations and agreed to cooperate in those actions. The non refundable deposit in the amount of $25,000 has been charged to operations in the current year ended April 30, 2004.

     No assurance can be made with respect to the viability of the Company in the long term. The Company no longer holds any development licenses and has determined that its current medical products have no viable marketability. The Company is presently exploring several alternatives, inclusive of a possible acquisition of a new line of business, which may or may not be related to the development of medical devices or the potential licensing or distribution of new products or product lines both within the medical industry and outside of the medical arena. Management anticipates that to meet current operating costs would require raising additional funds from either the debt or equity markets in the next three (3) months. Alternatively, the Company may need to consider liquidating its investment in Nesco to meet its cash requirements. The Company may be prohibited from selling these securities for up to a year from May 25, 2004. No assurances can be made as to the success of these capital raising alternatives.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     See financial statements following Item 14 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         -------------------------------------------

     None

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.
         -------------------------------------------------------------

Directors and Executive Officers

     The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below. All of the directors will serve until their successors have been duly elected and qualified.

        Name            Age                    Position Held
        ----            ---                    -------------


Matthew L. Harriton      40        President, Chief Executive Officer,
                                   Chief Financial Officer  and Director

Dr. Daniel Durchslag     59        Director



Background of Executive Officers and Directors

     Matthew L. Harriton has served as the Chief Financial Officer of the Company since January 1996. In April 1997, Mr. Harriton became the Chief Executive Officer and a Director of the Company, and assumed the position of President. Mr. Harriton also serves as President and Chief executive Officer of Hydrogel Design Systems, Inc., and Nesco Industries, Inc. in which the Company has a 5.42% minority voting interest, since May 2004. HDS is a majority owned subsidiary of Nesco. Prior to joining Embryo Development Corporation, Mr.
Harriton's  professional  experience  included  positions  at  CIBC  Wood  Gundy
Securities Corporation from June 1994 until December 1995, Coopers & Lybrand from September 1990 until May 1994, and The First Boston Corporation from June 1986 until May 1988. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

     Dr. Daniel Durchslag, DDS, has been practicing General, Cosmetic and Sports Dentistry in Beverly Hills, CA, since 1980. From 1973 until 1979, he was an Associate Professor and Director of Clinics at the University of Southern California School of Dentistry. He is a graduate of the University of Wisconsin and Loyola University/Chicago College of Dental Surgery.


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

Item 10.  EXECUTIVE COMPENSATION
          ----------------------
                                            SUMMARY COMPENSATION TABLE
                                            --------------------------

                                                                                      Long Term Compensation
                                                                                      ----------------------

                                                Annual Compensation               Awards             Payouts
                                            ----------------------------         -------         ----------------

         (a)                   (b)    (c)        (d)          (e)           (f)       (g)          (h)         (i)


                                                                         Restricted
                                                             Other          Stock                  LTIP        All
                                                             Annual         Awards   Options/     Payouts     Other
Name and Principal Position   Year  Salary($)  Bonus($)  Compensation($)     ($)      SARs(#)      ($)      Compensation
---------------------------   ----  ---------  -------   ---------------- --------   -------      ------    ------------
Matthew L. Harriton, CEO      2004  $30,000     $ -0-         0               ---        0          0           0
                              2003  $60,000     $ -0-         0               ---        0          0           0
                              2002  $60,000     $ -0-         0               ---        0          0           0
____________________

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                       -------------------------------------

       (a)                        (b)                        (c)                         (d)                (e)
--------------------------------------------------------------------------------------------------------------------------
                                                     % of Total Options
                           Number of Securities      Options/SARs Granted             Exercise or
                           Underlying Option/        to Employees in                 Base Price         Expiration
Name                       SARs Granted (#)          Fiscal Year                       (# Share)            Date
---------------------------------------------------------------------------------------------------------------------------
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
                                                                         Number of                      Value of
                                                                         Securities Underlying          Unexercised
                                                                         Unexercised Options/           In-the-Money
                                                                         SARs at FY-End (#)             Options/SARs at
                           Shares Acquired              Value            Exercisable/                   FY-End Exercisable
Name                       on Exercise (#)            Realized ($)       Unexercisable                  Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
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

     As of July, 2004 options to purchase 1,650,000 shares of common stock, and no SARs have been granted and exercised under the Incentive Option Plan and otherwise. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------

     The following table sets forth certain information, as of July 30, 2004 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:


                                                   Percentage                            Percentage
                                     Shares of       (%) of                             (%) of Total
 Name and Address                     Common         Common        Shares of              Combined
of Beneficial Owner                 Stock Owned      Stock      Preferred Stock(2)         Vote(2)
-------------------                 -----------      ------     ------------------        --------
M.D. Funding, Inc.(1)                   --             --            6,000,000               30.4
 5 Old Woods Drive
Harrison, NY 10528

Daniel Durchslag                      250,000          1.8             ---                    1.3
9400 Brighton Way
Suite 402
Beverly Hills, CA 90210

Matthew L. Harriton                 1,250,000          9.1             ---                    6.3
305 Madison Avenue
New York, NY  10165

Startek Entertainment Corp.(3)      1,000,000          7.3             ---                    5.1
336 East Pleasant Grove Road
Jackson, NJ 08527

Advisor Shares(4)                   1,500,000         10.9             ---                    7.6
Various

YBR (4)                             4,250,000         30.9             ---                   21.5
305 Madison Avenue
New York, NY  10165

All directors and officer           1,500,000         10.9             ---                    7.6
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


     (3) Startek Entertainment is a corporation that was granted 1,000,000 shares in April 2004 of Common Stock in connection with an asset purchase agreement with MAC. MAC was a party to a certain Share
          Exchange Agreement between the Company and YBR. See Item 12 "Certain Relationships and Transactions". The value of the common shares granted ($30,000) was charged to operations in the current year and is included in current liabilities as these shares have not been issued as of April 30, 2004.

     (4) YBR and certain advisors were granted 4,250,000 and 1,500,000 shares, respectively, of Common Stock in connection with a Share Exchange Agreement with the Company. See Item 12 "Certain Relationships and Transactions". The value of the common shares to be issued ($172,500) was charged to operations in the current year and is included in current lialilities as these shares have not been issued as of April 30, 2004.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     In January 1997, the Company entered into a subscription agreement to acquire 50.04% of the Common Stock and 15,000,000 shares of Preferred Stock for a combined voting interest of 92.9% of Hydrogel Design Systems, Inc. (HDS). HDS was formed in October 1996 to effect the asset acquisition described below. As consideration for its interest, the Company paid $150,000 cash, 150,000 shares of its Common Stock and made available to HDS a $500,000 line of credit, bearing interest at 8%, which was increased to $850,000 in August 1997. The credit line, which expired on January 31, 1999, was extended to January 31, 2001, in February 1999 due to the financial condition of HDS, no further cash advances were allowed. In February 2001, the credit line was again extended through September 30, 2002, under the same terms as the prior extension. At April 30, 2003, the outstanding balance on the line of credit was approximately $69,000. No further extension has been granted. HDS has continued to make payments subsequent to April 30, 2004.

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

     While the exercise of the options resulted in the issuance of 2,150,000 shares of common stock, the Company does not believe there has been a change of control since the Company's Articles of Incorporation provide that the shares of common stock vote together as one class with the shares of the Company's preferred stock. As of July 29, 2004, the holders of the preferred stock held 42.9% of the voting power.

     Although the persons exercising the options may be deemed to operate as a group, they disclaim they are operating as a group. While no immediate changes in the direction of the Company are presently contemplated, depending upon future circumstances, the persons exercising the options may in the future attempt to influence the direction of the Company.

     On September 1, 2001, the Company entered into a sublease with HDS for office space on a month to month basis at the rental rate of $2,000 per month. As of November 1, 2003, the monthly rent was reduced to $300 per month. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.

     Effective May 25, 2004, Nesco Industries, Inc. ("Nesco"), a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB, Symbol
NESK), HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Share Exchange Agreement, dated as of April 29, 2004 (the "Exchange Agreement"), whereby HDS has become a majority owned subsidiary of Nesco and, upon the completion of the exchange of HDS securities for shares of Nesco common stock, the holders of HDS common stock and debt will hold a majority interest of Nesco.

     In addition to the exchange of HDS common stock and debt for shares of Nesco common stock ("Nesco Common Stock"), Nesco agreed to dispose of all of its subsidiaries, convert all of its currently outstanding preferred stock and warrants into common stock and exchange certain of its indebtedness into common stock.

     The transactions contemplated by the Exchange Agreement are intended to be a tax free exchange pursuant to Section 368 of the Internal Revenue Code of 1986.

     Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock ("Preferred Stock") for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Preferred Stock will be automatically converted into shares of Nesco Common Stock.

     The Company now holds the equivalent of approximately 4,837,500 shares or 5.42% of Nesco Common Stock.

     The HDS Shareholders who participated in the exchange included Matthew Harriton, the Chief Executive Officer and a director of HDS, and the President and a Director of Embryo. Mr. Harriton was the owner of 225,000 shares of HDS Common Stock.

     As part of the Exchange Agreement, Mr. Harriton has joined the board of directors of Nesco and has entered into an Employment Agreement for a term of 3 years.

     Mr. Harriton was further granted an option to purchase 5,000,000 shares of Nesco Common at the Applicable Trading Price (a defined term in the Exchange Agreement) per share (the "Harriton Option"). The Harriton Option is exercisable for a period of five (5) years commencing on the Closing Date (the "Exercise Period") and is immediately exercisable for the purchase of 2,000,000 shares of Nesco Common and exercisable as to an additional 1,000,000 shares of Nesco Common commencing on each of the first, second and third anniversaries of the Closing Date, respectively, provided that Harriton remains a consultant to or employee of Nesco or any subsidiary of Nesco, but if Nesco exercises its right to terminate the Employment Agreement with Harriton after the initial term of that agreement, without specifying reasons for termination that constitute grounds for termination for "cause" as defined in the Employment Agreement, the Harriton Option shall become immediately exercisable as to all 5,000,000 shares. Following termination of the Employment Agreement for any reason, the Harriton Option shall thereafter remain exercisable for the balance, if any, of the Exercise Period for the same number of shares of Nesco Common for which the Harriton Option was exercisable upon termination of the Employment Agreement, subject to the provisions of the immediately preceding sentence.

     Pursuant to a Share Exchange Agreement, as amended, initially dated as of the 10th day of April, 2004 (the "YBR Agreement"), by and among the Company, Yellow Brick Road Ventures LLC, a New Jersey limited liability company ( "YBR"), and Music Asset Corp., a Delaware corporation ("MAC") that was at the time of execution of the Agreement a wholly owned subsidiary of YBR, the Company agreed to acquire from YBR, 100% of the outstanding stock of MAC in exchange for the issuance by the Company of 22,473,214.29 shares of the Company's common stock, subject to YBR providing certain financing to the Company in connection with the exploitation of the assets of MAC, which, subsequent to the transaction would have become a wholly owned subsidiary of the Company. The transactions contemplated by the YBR Agreement are intended to be a tax-free exchange pursuant to 368 of the Internal Revenue Code of 1986.

     The assets of MAC included the non-exclusive rights to distribute and exploit a music library of approximately 9,000 recordings pursuant to that certain Asset Purchase Agreement (the "Startek Agreement") made the 7th day of April 2004 by and between Startek Entertainment Corp., a New Jersey Corporation ("Startek"), Joe Venneri who is also President of Startek ("Venneri") and MAC. The Startek Agreement provides that a sale of all of the shares of stock of MAC to a third party shall not affect the enforceability of this agreement subject to satisfying certain obligations, which the Company met, including the issuance of 1,000,000 shares of common stock of Company to Startek. The value of the common shares granted ($30,000) was charged to operations in the current year and is included in current liabilities as these shares have not been issued as of April 30, 2004.

     The Asset Purchase Agreement provided that the acquisition price was Four Million Dollars ($4,000,000) (the "Purchase Price"), payable One Million Dollars ($1,000,000) on the date of the closing, and the balance of Three Million Dollars ($3,000,000) in the form of a Senior Secured Obligation payable as twenty five percent (25%) of Distributable Net Income as specifically defined. As a condition to the sale, Mr. Venneri agreed to work for MAC and receive an employment agreement, in connection therewith. The Company was also required to make a non-refundable deposit of $25,000 to Startek, which was funded by a loan from an unrelated third party.

     MAC also controlled rights in letter of intent being negotiated with Castle Hill Films, Dream LLC and certain other parties for the acquisition of a Motion Picture Film Library. MAC represented in the YBR Agreement that it had disclosed this Share Exchange Agreement and that those parties have agreed to continue to negotiate in good faith with the intention of proceeding with the acquisition. At the time of execution of the Share Exchange Agreement, the purchase price being discussed was at a multiple of seven times the average yearly pre-tax profits from the library for the past 2 years. The parties had estimated the final purchase price would be between nine and ten million dollars.

     As of the date hereof, YBR has not satisfied its obligation to deliver financing to the Company, and the Company has put YBR on notice that YBR is in default of the YBR Agreement and Company shall take all necessary steps to terminate the transaction as provided by the YBR Agreement. At such time as the Company terminates this transaction, the Company will issue an aggregate of 5,750,000 shares of common stock, 4,250,000 to YBR and 1,500,000 Advisor Shares as part of the YBR Agreement. The value of the common shares to be issued ($172,500) was charged to operations in the current year and is included in current liabilities as these shares have not been issued as of April 30, 2004. YBR has acknowledged its obligations and agreed to cooperate in those actions.



Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)(1)  Financial Statements.

The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm                  F-1

Balance sheet as of April 30, 2004                                       F-2

Statements of operations for the years ended
  April 30, 2004 and 2003                                                F-3

Statements of stockholders' equity (deficit) for the years
  ended April 30, 2004 and 2003                                          F-4

Statements of cash flows for the years ended
  April 30, 2004 and 2003                                                F-5

Notes to financial statements                                         F-6 - F-16

(a)(3)  Exhibits.

1.01* Form of Underwriting Agreement.

1.02* Form of Selected Dealers Agreement.

3.01* Certificate of Incorporation of the Company.

3.02* By-Laws of the Company.

4.01*Form of Warrant  Agreement  by and among the  Company  and  American  Stock
     Transfer & Trust Company.

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

10.39# Employment Agreement by Matthew Harriton and the Company dated January 1,
     1999.

10.40# Amendment  #2 to  Revolving  Credit  Agreement  between  Hydrogel  Design
     Systems, Inc. and the Company dated February 1, 1999.

10.41#### Amendment #3 to Revolving  Credit  Agreement  between  Hydrogel Design
     Systems, Inc. and the Company dated February 1, 2001 .

10.42#### Promissory Note between Sterling Foster Securities Litigation Fund and the Company dated June 26, 2001.

16+++Letter from Holtz Rubenstein & Co., LLP re Change in Certifying Accountant dated May 7, 1998.

16.1## Letter from Moore Stephens, P.C. re Change in Certifying Accountant dated
     April 11, 2000.

99### Letter from the Nadaq SmallCap Market dated March 16, 1998.

31   Certifications

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  New York, New York
        August 13, 2004


                         EMBRYO DEVELOPMENT CORPORATION


                         By:   /s/ Matthew L. Harriton
                              --------------------------
                              Matthew L. Harriton
                              Chief Executive Officer, Chief Financial Officer Principal Accounting Officer and Director

     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
Registration Statement or Amendments thereto has been signed below by the following persons in the capacities and on the dates indicated.

Signature                Title                        Date
---------                -----                        ----

/s/ Matthew L. Harriton  Chief Executive Officer,     August 13, 2004
Matthew L. Harriton      Chief Financial Officer,
                         Principal Accounting Officer
                         and Director


/s/ Daniel Durchslag     Director                     August 13, 2004
Daniel Durchslag

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                               REPORT ON AUDIT OF
                               ------------------
                              FINANCIAL STATEMENTS
                              --------------------




Report of Independent Registered Public Accounting Firm                    F-1

Balance sheet                                                              F-2

Statements of operations                                                   F-3

Statements of stockholders' equity (deficit)                               F-4

Statements of cash flows                                                   F-5

Notes to financial statements                                           F-6-F-16

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Embryo Development Corporation
   New York, New York


     We have audited the accompanying balance sheet of Embryo Development Corporation as of April 30, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended April 30, 2004 and April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Embryo Development Corporation as of April 30, 2004, and the results of its operations and its cash flows for the years ended April 30, 2004 and April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has significant cumulative losses and has a working capital deficit and has not generated any revenue in the last two fiscal years ended April 30, 2004 and April 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/ Rothstein, Kass & Company, P.C.
                              -----------------------------------


Roseland, New Jersey
July 23, 2004

EMBRYO DEVELOPMENT CORPORATION


BALANCE SHEET AS OF APRIL 30, 2004.


Assets:
Current Assets:
  Cash                                                               $        94
                                                                     -----------
  Total Current Assets                                                        94
                                                                     -----------
Property and Equipment -  Net of Accumulated Depreciation of $38,838       2,534
                                                                     -----------

Investment in Unconsolidated Investee - At Cost                           39,026
                                                                     -----------
Other Asset:
  Due from Unconsolidated Investee                                        14,876
                                                                     -----------

  Total Assets                                                       $    56,530
                                                                     ===========
Liabilities and Stockholders' Deficit:
Current Liabilities:
  Accounts Payable and Accrued Expenses                              $   272,072
     Notes and Interest Payable                                          124,928
  Royalty Payable                                                        379,000
   Costs of Failed Merger                                                202,500
                                                                     -----------
  Total Current Liabilities                                              978,500
                                                                     -----------


Commitments and Contingencies

Stockholders' Deficit:
  Preferred Stock, $.0001 Par Value; Authorized 15,000,000
   Shares; 6,000,000 Issued and Outstanding, Liquidation
    Preference $600,000                                                      600

  Common Stock, $.0001 Par Value, Authorized 30,000,000
   Shares; 6,995,000 Issued and  Outstanding                                 700

  Additional Paid-in-Capital                                           9,991,267

  Accumulated Deficit                                                (10,914,537)
                                                                     -----------

  Total Stockholders' Deficit                                           (921,970)
                                                                     -----------
  Total Liabilities and Stockholders' Deficit                        $    56,530
                                                                     ===========

See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION


STATEMENTS OF OPERATIONS

                                                      Years ended
                                                      -----------
                                                        April 30,
                                                        ---------
                                              2 0 0 4              2 0 0 3
                                              -------              -------

 (Income) expenses:
  General, Selling and Administrative        $ 146,232            $187,679
  Interest Income - Related Party             ( 11,256)           ( 12,445)
  Interest and Other                             5,584               3,409
   Reserve for Collectibility of
      Promissory Notes and Interest            295,819                -
  Adjustment for Collectibility of Amount Due
   from Unconsolidated Investee               ( 34,633)           ( 93,578)
   Costs of Failed Merger                      227,500                -
                                            ----------           ---------

  Total (income) expenses                      629,246              85,065
                                            ----------           ---------
    Net Loss                                $( 629,246)          $( 85,065)
                                            ==========           =========

  Basic and Diluted Net Loss Per Common
     Share                                  $     (.09)          $    (.01)
                                            ==========           =========
  Weighted Average Number of Common
       Shares Used in Computing Basic and
       Diluted Loss Per Common Share         7,058,014           6,995,000
                                            ==========           =========

See Accompanying Notes to Financial Statements.

 EMBRYO DEVELOPMENT CORPORATION


STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                           Additional                   Notes and         Total
                                                           ----------                   ---------         -----
                        Common Stock     Preferred Stock    Paid-in     Accumulated     Interest       Stockholders'
                     -----------------  -----------------  ----------   -----------    ----------      -------------
                     Shares     Amount  Shares     Amount   Capital        Deficit     Receivable        Deficit
                     ------     ------  ------     ------  ----------   -----------    ----------      -------------
Balance -
 April 30, 2002      6,995,000   $ 700  6,000,000   $ 600  $ 9,991,267  $(10,200,226)   $(263,552)      $(471,211)

Interest on
 Notes Receivable                                                                         (16,133)       ( 16,133)

Net Loss                                                                     (85,065)                    ( 85,065)
------------------------------------------------------------------------------------------------------------------------------------
Balance -
 April 30, 2003      6,995,000     700  6,000,000     600    9,991,267   (10,285,291)    (279,685)       (572,409)

Interest on
 Notes Receivable                                                                         (16,134)        (16,134)

Reserve for
 Notes Receivable                                                                         295,819         295,819

Net Loss                                                                   ( 629,246)                    (629,246)
------------------------------------------------------------------------------------------------------------------------------------
Balance -
 April 30, 2004      6,995,000   $ 700  6,000,000    600    $9,991,267  $(10,914,537)        -          $(921,970)
                     =========   =====  =========    ===    ==========  ============    =========       =========

                                       F-4

See Accompanying Notes to Financial Statements.

EMBRYO DEVELOPMENT CORPORATION


STATEMENTS OF CASH FLOWS

                                                                               Years ended
                                                                               -----------
                                                                                April 30,
                                                                                ---------
                                                                        2 0 0 4           2 0 0 3
                                                                        -------           -------
Operating Activities:
   Net Loss                                                            $(629,246)        $(85,065)
  Adjustments to Reconcile Net Loss to Net
     Cash Used in Operating Activities:
     Depreciation and Amortization                                         1,634            2,799
      Costs of Failed Merger                                             227,500             --
     Adjustment for Collectibility of Amount Due from
       Unconsolidated Investee                                          ( 34,633)        ( 93,578)
      Reserve for Collectibility of Promissory Notes
        and Interest
                                                                         295,819             --
 Changes in Assets and Liabilities:
     [Increase] Decrease:
     Interest Receivable                                                 (16,134)         (16,133)
     Prepaid Expenses and Other Current Assets                            11,361           (2,232)

   Increase [Decrease]:
       Accounts Payable and Accrued Expenses                              79,286            6,149
                                                                      ----------        ---------
       Net Cash - Operating Activities                                  ( 64,413)       ( 188,060)
                                                                       ----------        ---------
Investing Activities:
   Repayment of Loans from Unconsolidated Investee                        54,391          187,154
     Payment of Acquisition Deposit                                      (25,000)            --
                                                                      ----------        ---------
       Net Cash - Investing Activities                                    29,391          187,154
                                                                      ----------        ---------
Financing Activities:
   Proceeds from Loan from Officer                                         5,000             --
   Proceeds from Note Payable - Acquisition                               30,000             --
                                                                      ----------        ---------
       Net Cash - Financing Activities                                    35,000             --
                                                                      ----------        ---------

Net Increase [Decrease] in Cash and Cash
     Equivalents                                                            ( 22)            (906)

Cash and Cash Equivalents - Beginning of Period                              116            1,022
                                                                      ----------        ---------
Cash and Cash Equivalents - End of Period                             $       94        $     116
                                                                      ==========        =========

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $10,915,000, has a working capital deficit of approximately $978,000, and utilized cash of approximately $64,000 for operating activities for the year ended April 30, 2004. In addition, the Company has not generated any revenue in the last two fiscal years ended April 30, 2004 and April 30, 2003. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. Management anticipates that to meet these needs will require raising additional funds from either the debt or equity markets. The Company is presently exploring several alternatives, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

In January 1997, the Company acquired a majority interest in Hydrogel Design Systems, Inc. ["HDS"] which was a consolidated subsidiary of the Company until January 21, 1998. On that date, the Company's ownership of HDS dropped to 45.6%, and the investment was accounted for under the equity method. In January 1999, the Company's share of HDS dropped to 14.4% and is being presented on the cost basis from then on. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product. The Company held 11.4% of the common stock of HDS and 10.3% of total voting shares.

Effective May 25,2004, Nesco Industries,Inc.("Nesco"), a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB, Symbol NESK), HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Share Exchange Agreement, dated as of April 29, 2004 (the "Exchange Agreement"), whereby HDS has become a majority owned subsidiary of Nesco and, upon the completion of the exchange of HDS securities for shares of Nesco common stock, the holders of HDS common stock and debt will hold a majority interest of Nesco..

In addition to the exchange of HDS common stock and debt for shares of Nesco common stock ("Nesco Common Stock"), Nesco agreed to dispose of all of its subsidiaries, convert all of its currently outstanding preferred stock and warrants into common stock and exchange certain of its indebtedness into common stock.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #2

[1] Organization and Nature of Operations [Continued]

Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock ("Preferred Stock") for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Preferred Stock will be automatically converted into shares of Nesco Common Stock.

The Company will hold the equivalent of approximately 4,837,500 shares or 5.42% of Nesco Common Stock. Nesco was engaged primarily in asbestos abatement contracting but had ceased operations in 2003.

The Company expects to incur minimal expenditures over the next six (6) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting and to retain the CEO whose function is to explore and evaluate future potential financial opportunities for the Company. As of November 1, 2003, the Company has ceased accruing additional salary for the CEO and has been able to significantly reduce rent expense. The Company's management does not believe that the Company's cash on hand will be sufficient to fund the Company's operations for the next six (6) months. However, management continues to believe that the outstanding amount due from HDS, which was due September 30, 2002, of approximately $15,000 will be repaid during the next (6) months. Management believes that collection of this receivable will fund the Company for approximately (3) months. During the year ended April 30, 2004, HDS repaid approximately $54,000 of the outstanding receivable balance to the Company and has continued to make additional payments subsequent to April 30, 2004. Within the next three (3) months, the Company will seek alternative methods to begin generating sufficient revenues to support operations subsequent to this period. These alternatives include : (a) the potential licensing or distribution or new products or product lines, both within the medical industry and outside the medical arena; and (b) the acquisition of an operating entity or entities (subject to the Company's ability to raise sufficient capital to complete such an acquisition).

     On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the '40 Act. The Company intends to take such action by August 31, 2004. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

In the event the Company is unable to satisfy its capital needs through one of the transactions described above, management will pursue the sale of some or all of the Company's assets. After the Exchange Agreement, the primary asset is the Company's equity position in Nesco. After the Exchange Agreement, the Company will hold 4,837,500 shares of Nesco common stock representing 5.42% of the outstanding equity securities of Nesco. Alternatively, the Company may need to consider liquidating its investment in Nesco to meet its cash requirements. The Company may be prohibited from selling these securities for up to a year from May 25, 2004.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #3

[1] Organization and Nature of Operations [Continued]

Management had entered into a Share Exchange Agreement in April 2004 (see Note 4 ). As of the date hereof, the party involved in the transaction has not delivered the required financing to the Company and the Company shall take all necessary steps to terminate the transaction as provided by that agreement. Management is in discussions with several other entities regarding such transactions, however at this time no letter of intent or definitive agreement has been made. If such agreements are formalized the Company will disclose this information in the appropriate filings.

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

Depreciation expense for the years ended April 30, 2004 and 2003 amounted to $1,634 and $2,799, respectively.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and receivables from related parties. The Company routinely assesses the financial strength of its customers and third party payors and believes that its accounts receivable credit risk exposure is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of April 30, 2004, the Company had no funds with a financial institution subject to credit risk beyond the insured amount. The Company does not require collateral or other security to support financial instruments subject to credit risk.

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

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #4

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

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Diluted loss per common share is the same as basic loss per common share for all periods presented. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The weighted average number of common shares outstanding gives effect to the 1,000,000 shares of common stock to be issued as of April 30, 2004 in connection with a Share Exchange Agreement but does not give effect to the 5,750,000 shares to be issued upon termination of the Share Exchange Agreement (see Note 4).

Stock-Based Compensation - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provision to require more prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock- based employee compensation. The provisions of this Statements are to be applied to financial statements for fiscal years ending after December 15, 2002. As permitted by the Statement, the Company does not plan to adopt the fair value recognition provisions of SFAS No. 123 at this time. However, the Company has adopted the disclosure provisions of the Statement as of December 31, 2002.

The Company accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying statements of operations, as no options were granted in the respective periods. As of April 30, 2004 and 2003 there were no stock options or warrants outstanding.

New Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The implementation of this standard did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain freestanding financial instruments, such as mandatory redeemable preferred stock, to be measured at fair value and classified as liabilities. The provisions of SFAS No. 150 are effective for fiscal years beginning after July 1, 2003. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

EMBRYO  DEVELOPMENT  CORPORATION  NOTES TO FINANCIAL
STATEMENTS, Sheet #5


[3] Investment in HDS

As of April 30, 2004, the Company held approximately 11.4% ownership of the common stock of HDS and 10.3% of total voting shares. This investment was reported under the cost method. Subsequent to April 30, 2004, this investment was exchanged for shares of Nesco Common Stock (See Note 12).

In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August 1997, the Company increased the amount of the revolving line of credit to $850,000. At April 30, 2004, borrowings under the revolver approximated $15,000 including accrued interest. The original line of credit, which was extended several times, expired on September 30, 2002. The terms of the initial extension in 1999 prohibited any future cash advances on the credit line and provided for repayment of an amount equal to 50% of any cash flow from operations in excess of $500,000 annually to be paid within 45 days of the fiscal year end of HDS. Approximately $54,000 and $187,000 of the original obligation was collected during the years ended April 30, 2004 and April 30, 2003, respectively. HDS has continued to make additional payments subsequent to April 30, 2004.

In February 1997, HDS entered into a seven-year sublease with the Company, which provided for minimum monthly rental payments of $9,625 and was to expire in 2004 [See Note 8C]. On January 25, 2002, the Company entered into an Assignment and Amended and Restated Lease Agreement with HDS, the existing sub-tenant of the premises leased by the Company at 2150 Cabot Boulevard West, Langhorne, PA. By such agreement, HDS accepted an assignment from the lease from the Company. Also, on such date, the building in which the leasehold premises are contained was sold to 2150 Cabot, LLC, a related party.

[4] Share Exchange Agreement

Pursuant to a Share Exchange Agreement, as amended, initially dated as of the 10th day of April, 2004 (the "YBR Agreement"), by and among the Company, Yellow Brick Road Ventures LLC, a New Jersey limited liability company ( "YBR"), and Music Asset Corp., a Delaware corporation ("MAC") that was at the time of execution of the Agreement a wholly owned subsidiary of YBR, the Company agreed to acquire from YBR, 100% of the outstanding stock of MAC in exchange for the issuance by the Company of 22,473,214.29 shares of the Company's common stock, subject to YBR providing certain financing to the Company in connection with the exploitation of the assets of MAC, which, subsequent to the transaction would have become a wholly owned subsidiary of the Company.

The assets of MAC included the non-exclusive rights to distribute and exploit a music library of approximately 9,000 recordings pursuant to that certain Asset Purchase Agreement (the "Startek Agreement") made the 7th day of April 2004 by and between Startek Entertainment Corp., a New Jersey Corporation ("Startek"), Joe Venneri who is also President of Startek ("Venneri") and MAC. The Startek Agreement provides that a sale of all of the shares of stock of MAC to a third party shall not affect the enforceability of this agreement subject to satisfying certain obligations, which the Company met, including the issuance of 1,000,000 shares of common stock of the Company to Startek. The value of the common shares granted ($30,000) was charged to operations in the current year and is included in current liabilities as these shares have not been issued as of April 30, 2004.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #6


[4] Share Exchange Agreement  - [Continued]

The Startek Agreement provided that the acquisition price was Four Million Dollars ($4,000,000) (the "Purchase Price"), payable One Million Dollars ($1,000,000) on the date of the closing, and the balance of Three Million Dollars ($3,000,000) in the form of a Senior Secured Obligation payable as twenty five percent (25%) of Distributable Net Income as specifically defined. As a condition to the sale, Mr. Venneri agreed to work for MAC and receive an employment agreement, in connection therewith. The Company was also required to make a non-refundable deposit of $25,000 to Startek, which was funded by a loan from an unrelated third party. In addition, an officer of the Company loaned the Company $5,000 in connection with additional fees related to this transaction. These loans are payable on demand and are non-interest bearing.

As of the date hereof, YBR has not satisfied its obligation to deliver financing to the Company, and the Company has put YBR on notice that YBR is in default of the YBR Agreement and the Company shall take all necessary steps to terminate the transaction as provided by the YBR Agreement. At such time as the Company terminates this transaction, the Company will issue an aggregate of 5,750,000 shares of common stock, 4,250,000 to YBR and 1,500,000 Advisor Shares as part of the YBR Agreement. The value of the common shares to be issued ($172,500) was charged to operations in the current year and is included in current liabilities as these shares have not been issued as of April 30, 2004. YBR has acknowledged its obligations and agreed to cooperate in those actions. The non refundable deposit in the amount of $25,000 has been charged to operations in the current year ended April 30, 2004. .

[5] License Agreement

Under the terms of an amended licensing agreement entered into on January 22, 1999, pertaining to the manufacture and marketing of a medical device, the self-shielding needle, the Company agreed to pay the licensor a maximum royalty of $450,000 which was to be paid at a rate of $2,500 per month. The aggregate royalty was charged to operations in the year ended April 30, 1999. On January 22, 2001, this license agreement effectively terminated as the Company could not obtain the necessary government approval within the required timeframe since the Company had halted development of the device due to capital constraints. Additionally, the Company could not pay the licensor the required additional $250,000 to extend the regulatory approval requirement. As of April 30, 2004, the Company has not been able to make the royalty payment due to cash flow deficiencies. At April 30, 2004, the remaining unpaid balance of $379,000 is included in current liabilities.

[6] Note Payable

In conjunction with the litigation settlement as described in Note 8A , the Company recorded a long- term note payable in the amount of $75,000 which was due on June 26, 2003 and bears interest at 7% per year. The note was not paid when due. The balance due on the note with accrued interest of $89,928 is included in current liabilities. No default has been declared on the note.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #7


[7] Stockholders' Deficit

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

The Company received promissory notes dated July 1, 1998 to the three (3) directors and an employee in the aggregate of $201,670 for payment of the shares. The notes were to mature in five (5) years on July 1, 2003, with interest at 8%, and were secured by the related securities. On July 1, 2003, these promissory notes were extended for an additional three (3) year term under the same terms as the original notes. The Company has set up a reserve in the aggregate of approximately $296,000 for the principal and interest due on these notes as their collectibility is uncertain at this time.

In April 2004, the Company was required to issue 1,000,000 shares of common stock in connection with a Share Exchange Agreement. The value of the common stock granted ($30,000) was charged to operations in the current year and is included in current liabilities as these shares have not been issued as of April 30, 2004. In connection with this same agreement, the Company will be required, upon termination of this agreement, to issue 5,750,000 shares of common stock. The value of the common stock to be issued ($172,500) was charged to operations in the current year and is included in current liabilities as these shares have not been issued as of April 30, 2004 (see Note 4).

[C] Stock Option Plans - The Company has adopted a Non-Qualified Option Plan [the "Plan"] covering 2,000,000 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance.

The Company has also adopted an Incentive Option and Stock Appreciation Rights Plan [the "Incentive Option Plan"] covering 2,000,000 shares of the Company's common stock. Incentive stock options under the Incentive Option Plan are granted at an exercise price [not less than the fair market value] at the date of grant. Non-qualified options and freestanding stock appreciation rights may also be granted with any exercise price. As of April 30, 2004 and April 30, 2003, there are no outstanding options under this plan.

[D] Net Loss Per Share - Net loss per share was computed by dividing net loss by the weighted number of shares outstanding. The weighted average number of common shares outstanding gives effect to the 1,000,000 shares of common stock to be issued as of April 30, 2004 in connection with a Share Exchange Agreement but does not give effect to the 5,750,000 shares to be issued upon termination of the Share Exchange Agreement (see Note 4). Common stock equivalents have been excluded as their effect would be anti-dilutive.

[E] Reserved Shares - Common shares reserved at April 30, 2004 are as follows:

Incentive Stock Option Plan                       350,000
Non-Qualified Stock Option Plan                 2,000,000
                                                ---------
Total                                           2,350,000
-----                                           =========

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #8


[8] Commitments and Contingencies

[A] Litigation - The Company had been named as a defendant in a consolidated class action pending before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs asserted claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which was also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint sought unspecified damages.

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

In June 2001, definitive settlement documents were executed The settlement documents provided that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. In December 2002, the court approved the settlement. The note was not paid when due. No default has been declared on the note.

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

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #9


[8]Commitments and Contingencies [Continued]

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

On September 1, 2001, the Company entered into a sublease with HDS for office space on a month to month basis, which provides for a monthly lease payment of $2,000. In November, 2003, the monthly rent was reduced to $300 per month.

Aggregate rent expense was $13,800 and $15,170 for the years ended April 30, 2004 and 2003, respectively.

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

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #10


[9] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of April 30, 2004 are as follows:

Deferred Tax Assets:
  Net Operating Loss Carryforward                                     $2,978,000
   Tax Basis of Intangible Assets in Excess of Book Basis                 78,000
                                                                      ----------
  Total                                                               $3,056,000
                                                                      ==========
Deferred Tax Asset                                                     3,056,000
Valuation Allowance                                                   (3,056,000)
                                                                      ----------
  Net Deferred Tax Asset                                              $     --
  ----------------------                                              ==========

The valuation allowance of $3,056,000 represents an increase of $107,000 over the preceding year. Net operating loss carryforwards of approximately $7,446,000 expire between 2011 and 2022.


A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the years ended April 30, 2004 and 2003 follows:

                                                      2 0 0 4            2 0 0 3
                                                      -------            -------
Statutory Federal Income Tax Rate                     (34)  %            (34)  %
State Income Taxes, net of Federal Effect             ( 6)  %            ( 6)  %
Valuation Allowance and Other                          40   %             40   %
                                                      -------            -------
Effective Income Tax Rate                              --                 --
-------------------------                             =======            =======


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

[11] Supplementary Information - Statements of Cash Flows

Cash paid during the periods for:

                                                            Years ended
                                                            -----------
                                                              April 30,
                                                              ---------
                                                      2 0 0 4            2 0 0 3
                                                      -------            -------

Interest - Net of Capitalized Interest                $1,872             $1,976
                                                      ------             ------
Income Taxes                                          $ --               $ --
                                                      ======             ======
                                F-15

EMBRYO DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS, Sheet #11



[12]Subsequent Event - HDS Share Exchange Agreement


Effective May 25, 2004, Nesco Industries, Inc. ("Nesco"), a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB, Symbol
NESK), HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Share Exchange Agreement, dated as of April 29, 2004 (the "Exchange Agreement"), whereby HDS has become a majority owned subsidiary of Nesco and, upon the completion of the exchange of HDS securities for shares of Nesco common stock, the holders of HDS common stock and debt will hold a majority interest of Nesco.

In addition to the exchange of HDS common stock and debt for shares of Nesco common stock ("Nesco Common Stock"), Nesco agreed to dispose of all of its subsidiaries, convert all of its currently outstanding preferred stock and warrants into common stock and exchange certain of its indebtedness into common stock.

Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock ("Preferred Stock") for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Preferred Stock will be automatically converted into shares of Nesco Common Stock.

The Company will hold the equivalent of approximately 4,837,500 shares or 5.42% of Nesco Common Stock. Nesco was primarily engaged in asbestos abatement contracting but had ceased operations in 2003.