Form 10QSB
period 2004-07-31
EMBRYO DEVELOPMENT CORP
filed 2004-09-20
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended July 31, 2004

                                   OR

    [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

               Commission File Number:   0-27028

                         EMBRYO DEVELOPMENT CORPORATION
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                    13-3832099
-------------------------------               ------------------------
(State or other jurisdiction of              (State or I.R.S. Employer
 incorporation of organization)               Identification Number)

                         305 Madison Avenue, Suite 4510
                             New York, New York
                   --------------------------------------
                  (Address of principal executive offices)

                                    10165
                                  --------
                                 (Zip Code)

                             (212) 808-0607
                   --------------------------------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes   X    No
                                                           -----     ----

   Class                            Outstanding at September 17, 2004
------------                        ---------------------------------
Common Stock                                    6,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    ------------------------------
                              FORM 10-QSB
                              -----------
                           QUARTERLY REPORT
                           ----------------
               For the Three Months Ended July 31, 2004
               ----------------------------------------

                           TABLE OF CONTENTS
                           -----------------
                                                  Page to Page
                                                  ------------

Part I - Financial Information

Item 1.  Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows...............................3

Notes to financial statements.......................4-11

Item 2. Management's discussion and analysis
of financial condition and plan
of operations......................................12-17

Item 3.  Controls and Procedures......................18

Part II. - Other information..........................19

Signatures............................................20

Part I - Financial Information
------------------------------
Item 1. Financial Statements
----------------------------

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                              BALANCE SHEET
                              -------------
                               (Unaudited)
                                ---------
                              July 31, 2004
                              -------------

     ASSETS
     ------
CURRENT ASSETS:
  Cash                                                      $        470
                                                            ------------
     Total current assets                                            470

PROPERTY AND EQUIPMENT AT COST,  net of accumulated
 depreciation of $39,185                                           2,187

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                   39,026
                                                            ------------
      Total assets                                          $     41,683
                                                            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    258,366
  Note and interest payable                                      126,251
  Royalty payable                                                379,000
  Costs of failed merger                                         202,500
                                                            ------------
     Total current liabilities                                   966,117
                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; authorized 15,000,000
   shares; 6,000,000 issued and outstanding, liquidation
   preference $600,000                                               600
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                    9,991,267
 Accumulated deficit                                         (10,917,001)
                                                            ------------
     Total stockholders' deficit                                (924,434)
                                                            ------------
     Total liabilities and stockholders' deficit            $     41,683
                                                            ============

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                        STATEMENTS OF OPERATIONS
                        ------------------------
                               (Unaudited)
                                ---------

                                        THREE MONTHS ENDED
                                        ------------------
                                             JULY 31,
                                             --------
                                          2004        2003
                                          ----        ----
(INCOME) EXPENSES:

  General, selling and administrative        541     32,463
  Interest income - related party         (2,837)    (2,837)
  Interest and other                         693      2,549
  Reserve for collectibility of
   promissory notes and interest           4,067    283,752
  Adjustment for collectibility
   of amount due from unconsolidated
   investee                                    -    (34,633)
                                       ---------  ---------
 Total (Income) Expenses                   2,464    281,294
                                       ---------  ---------

NET LOSS                               $(  2,464) $(281,294)
                                       =========  =========
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                      $     .00    $  (.04)
                                       =========  =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN COMPUTING
 BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                          6,995,000  6,995,000
                                       =========  =========

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                        STATEMENTS OF CASH FLOWS
                        ------------------------
                               (Unaudited)
                                ---------

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                                 JULY 31,
                                                                 --------
                                                              2004       2003
                                                              ----       ----
 OPERATING ACTIVITIES:
 Net loss                                                 $(  2,464)  $(281,294)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                                347         528
  Reserve for collectibility of
   promissory notes and interest                              4,067     283,752
   Adjustment for collectibility of amount
    due from unconsolidated investee                             -     ( 34,633)

   Changes in operating assets and liabilities:
     (Increase) decrease in assets:
      Interest receivable                                    (4,067)     (4,066)
      Prepaid expenses and other
       current assets                                            -       (6,601)

    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                 (12,383)      8,217
                                                         ----------   ---------
    Net cash - operating activities                        ( 14,500)   ( 34,097)
                                                         ----------   ---------
INVESTING ACTIVITIES:

 Repayment of loans from unconsolidated
  investee                                                  14,876       34,115
                                                         ----------   ---------
    Net cash - investing activities                         14,876       34,115
                                                         ----------   ---------

NET INCREASE (DECREASE) IN CASH                                376           18

CASH at beginning of period                                     94          116
                                                         ----------   ---------
CASH at end of period                                    $     470    $     134
                                                         =========    =========

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    THREE MONTHS ENDED JULY 31, 2004
                    --------------------------------

1.   Organization and Nature of Operations and Liquidity:
     ---------------------------------------------------

     Embryo Development Corporation [the "Company"] is a Delaware Corporation which was formed in 1995 to develop, acquire, manufacture and market various bio-medical devices throughout the United States.

     To date, the Company has generated minimal sales and devoted its efforts primarily to various organizational activities, including negotiating of license agreements inclusive of the Self-Shielding Needle, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995, and undertaking preliminary activities for the commencement of operations. All of the license agreements for the development of various medical devices, inclusive of the Self-Shielding Needle, have effectively been terminated and the Company has determined that the remaining assets it had purchased relating to medical products have no viable marketability.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $10,917,000, has a working capital deficit of approximately $966,000, and utilized cash of approximately $15,000 for operating activities for the three months ended July 31, 2004. In addition, the Company has not generated any revenue during the three months ended July 31, 2004 or in the last three fiscal years. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. Management anticipates that to meet these needs will require raising additional funds from either the debt or equity markets. The Company is presently exploring several alternatives, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

     In January 1997, the Company acquired a majority interest in Hydrogel Design Systems, Inc. ["HDS"] which was a consolidated subsidiary of the Company until January 21, 1998. On that date, the Company's ownership of HDS dropped to 45.6%, and the investment was accounted for under the equity method. In January 1999, the Company's share of HDS dropped to 14.4% and was presented on the cost basis from then on. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product. At April 30, 2004, the Company held 11.4% of the common stock of HDS and 10.3% of total voting shares. On May 25, 2004, Nesco Industries, Inc. ("Nesco"), a publicly traded company listed on the Over The Counter Bulletin Board

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    THREE MONTHS ENDED JULY 31, 2004
                    --------------------------------
                               (Continued)
                                ---------

1.   Organization and Nature of Operations and Liquidity (Cont'd):
     -----------------------------------------------------------

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

     Management had entered into a Share Exchange Agreement in April 2004 with Yellow Brick Road Ventures, LLC (see Note 4 ). As of the date hereof, the party involved in the transaction has not delivered the required financing to the Company and the Company shall take all necessary steps to terminate the transaction as provided by that agreement. Management is in discussions with several other entities regarding such transactions, however at this time no letter of intent or definitive agreement has been made. If such agreements are formalized the Company will disclose this information in the appropriate filings.

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    THREE MONTHS ENDED JULY 31, 2004
                    --------------------------------
                               (Continued)

1.   Organization and Nature of Operations and Liquidity (Cont'd):
     ------------------------------------------------------------


     The Company expects to incur minimal additional expenditures over the next twelve (12) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting and to retain the CEO whose function is to explore and evaluate future potential financial opportunities for the Company. The Company has been able to effectively eliminate most of its ongoing expenses, inclusive of rent and salaries. The Company's management does not believe that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. Within the next twelve (12) months, the Company will seek alternative methods to begin generating sufficient revenues to support operations subsequent to this period. These alternatives include the possible acquisition of an operating entity or entities (subject to the Company's ability to raise sufficient capital to complete such an acquisition).

     In the event the Company is unable to satisfy its capital needs through one of the transactions described above, management will pursue the sale of some or all of the Company's assets. At this time, the primary asset is the Company's equity position in Nesco. As of July 31, 2004, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 5.42% of the outstanding equity securities of Nesco. Alternatively, the Company may need to consider liquidating its investment in Nesco to meet its cash requirements. The Company may be prohibited from selling these securities for up to a year from May 25, 2004.

     On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the '40 Act. The share exchange agreement with Yellow Brick Road LLC described in the Company's 10-KSB filed on August 13, 2004, was intended to satisfy this commitment. That transaction has not been successful and is being terminated. The Company advised the SEC on September 1, 2004 that it will continue its

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)
                                   ---------
                        THREE MONTHS ENDED JULY 31, 2004
                        --------------------------------
                                  (Continued)
                                   ---------

1.   Organization and Nature of Operations and Liquidity (Cont'd):
     ------------------------------------------------------------

efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company cannot give any assurance that it will be successful but believes it will resolve the issue within that time frame. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

     No assurance can be made as to the success of these capital raising alternatives or as to the success of the Company's future course of operations which are undetermined at this time. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.   Basis of Presentation:
     ---------------------

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of July 31, 2004 and for the three month periods ended July 31, 2004 and 2003. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2004. The results of operations for the three month periods ended July 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

3.   Investment in HDS and Nesco:
     ---------------------------

     As of April 30, 2004, the Company held approximately 11.4% of the common stock of HDS and 10.3% of total voting shares. This investment was accounted for using the cost method. Pursuant to the share exchange agreement described in
Note 1, the Company now holds the equivalent of approximately 4,837,500 shares or 5.42% of Nesco Common Stock. This investment has been valued at cost as there is no readily determinable fair value for the shares at this time.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At April 30, 2004, borrowings under the revolver approximated $15,000 including accrued interest. During the three months ended July 31, 2004, the balance was paid in full.

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    THREE MONTHS ENDED JULY 31, 2004
                    --------------------------------
                               (Continued)

4.   Share Exchange Agreement:
     ------------------------

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

     The assets of MAC included the non-exclusive rights to distribute and exploit a music library of approximately 9,000 recordings pursuant to that certain Asset Purchase Agreement (the "Startek Agreement") made the 7th day of April 2004 by and between Startek Entertainment Corp., a New Jersey Corporation ("Startek"), Joe Venneri who is also President of Startek ("Venneri") and MAC. The Startek Agreement provides that a sale of all of the shares of stock of MAC to a third party shall not affect the enforceability of this agreement subject to satisfying certain obligations, which the Company met, including the issuance of 1,000,000 shares of common stock of the Company to Startek. The value of the common shares granted ($30,000) was charged to operations in the year ended April 30,2004 and is included in current liabilities as these shares have not been issued as of July 31, 2004.

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

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    THREE MONTHS ENDED JULY 31, 2004
                    --------------------------------
                               (Continued)
                                ---------

4.   Share Exchange Agreement (cont'd):
     ---------------------------------

     As of the date hereof, YBR has not satisfied its obligation to deliver financing to the Company, and the Company has put YBR on notice that YBR is in default of the YBR Agreement and the Company shall take all necessary steps to terminate the transaction as provided by the YBR Agreement. At such time as the Company terminates this transaction, the Company will issue an aggregate of 5,750,000 shares of common stock, 4,250,000 to YBR and 1,500,000 Advisor Shares as part of the YBR Agreement. The value of the common shares to be issued ($172,500) was charged to operations in the year ended April 30, 2004 and is included in current liabilities as these shares have not been issued as of July 31, 2004. YBR has acknowledged its obligations and agreed to cooperate in those actions. The non refundable deposit in the amount of $25,000 has been charged to operations in the year ended April 30, 2004.

5.   License Agreement:
     -----------------

     Under the terms of an amended licensing agreement entered into on January 22, 1999, pertaining to the manufacture and marketing of a medical device, the self-shielding needle, the Company agreed to pay the licensor a maximum royalty of $450,000 which was to be paid at a rate of $2,500 per month. The aggregate royalty was charged to operations in the year ended April 30, 1999. On January 22, 2001, this license agreement effectively terminated as the Company could not obtain the necessary government approval within the required timeframe since the Company had halted development of the device due to capital constraints. Additionally, the Company could not pay the licensor the required additional $250,000 to extend the regulatory approval requirement. As of July 31, 2004, the Company has not been able to make the royalty payment due to cash flow deficiencies. At July 31, 2004, the remaining unpaid balance of $379,000 is included in current liabilities.

6.   Note Payable:
     ------------

     In conjunction with the litigation settlement as described in Note 8, the Company recorded a long-term note payable in the amount of $75,000 which was due on June 26, 2003 and bears interest at 7% per year. The note was not paid when due. The balance due on the note with accrued interest of $91,251 is included in current liabilities. No default has been declared on the note.

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    THREE MONTHS ENDED JULY 31, 2004
                    --------------------------------
                               (Continued)
                                ---------

7.   Stockholders' Deficit:
     ---------------------

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

     The Company has set up a reserve in the aggregate of approximately $300,000 for the principal and interest due on these notes as their collectibility is uncertain at this time.

     [B] Net Loss Per Share - Net loss per share was computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

8.   Commitments and Contingencies:
     -----------------------------

     In June 2001, definitive settlement documents were executed in connection with a consolidated class action in which the Company was a defendant. The settlement documents provided that the Company would pay $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company had remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. In December 2002, the court approved the settlement. The note was not paid when due. No default has been declared on the note.

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    THREE MONTHS ENDED JULY 31, 2004
                    --------------------------------
                               (Continued)
                                ---------

9.   Supplementary Information - Statements of Cash Flows:
     ----------------------------------------------------

     The Company paid interest of $-0-, and $892 for the three months ended July 31, 2004 and 2003, respectively.

     The Company has not paid income taxes for the three months ended July 31, 2004 and 2003.

Item. 2
-------

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 ---------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

     The Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has had recurring losses from operations which aggregate approximately $(10,917,000)cumulative to July 31, 2004. At July 31, 2004, the Company has a net working capital deficit of approximately $(966,000) and a stockholders' deficit of approximately $(924,000) , which raise substantial doubt about its ability to continue as a going concern. Management has determined that the Company is no longer in the development stage as it has ceased development of all products due to loss of licenses and product marketability.

     The Company's statement of cash flows for the three months ended July 31, 2004 reflects cash used in operating activities of approximately $15,000. This use of cash is primarily attributable to general and administrative expenses consisting of professional fees and other general expenses. The repayment of the HDS credit line of approximately $15,000 was used to fund current operations.

     Management had entered into a Share Exchange Agreement with a Yellow Brick Road LLC in April 2004.(See Note 4). As of the date hereof, the party involved in the transaction has not delivered the required financing to the Company and the Company shall take all necessary steps to terminate the agreement. At such time as the Company terminates this transaction, the Company will issue an aggregate of 5,750,000 shares of common stock, 4,250,000 to the party to this Share Exchange Agreement and 1,500,000 Advisor Shares as part of the agreement. The value of the common shares to be issued ($172,500) was charged to operations in the year ended April 30, 2004 and is included in current liabilities as these shares have not been issued as of July 31, 2004. Management is in discussions with several other entities regarding such transactions, however at this time no letter of intent or definitive agreement has been made. If such agreements are formalized the Company will disclose this information in the appropriate filings.

     The Company expects to incur minimal additional expenditures over the next twelve (12) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting and to retain the CEO whose function is to explore and evaluate future potential financial opportunities for the Company. The Company has been able to effectively eliminate most of its ongoing expenses, inclusive of rent and salaries. The Company's management does not believe that the Company's cash on hand will be sufficient to fund the Company's operations for the next twelve (12) months. Within the next twelve (12) months, the Company will seek alternative methods to begin generating sufficient revenues to support operations subsequent to this period. These alternatives include the possible acquisition of an operating entity or entities (subject to the Company's ability to raise sufficient capital to complete such an acquisition).

     In the event the Company is unable to satisfy its capital needs through one of the transactions described above, management will pursue the sale of some or all of the Company's assets. At this time, the primary asset is the Company's equity position in Nesco. As of July 31, 2004, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 5.42% of the outstanding equity securities of Nesco. Alternatively, the Company may need to consider liquidating its investment in Nesco to meet its cash requirements. The Company may be prohibited from selling these securities for up to a year from May 25, 2004.

     On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the '40 Act. The share exchange agreement with Yellow Brick Road LLC described in the Company's 10-KSB filed on August 13, 2004, was intended to satisfy this commitment. That transaction has not been successful and is being terminated. The Company advised the SEC on September 1, 2004 that it will continue its efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company cannot give any assurance that it will be successful but believes it will resolve the issue within that time frame. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

Results of Operations
---------------------

     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for its other medical devices and the start-up of HDS, a majority owned manufacturer of gel related products. HDS was a majority subsidiary in which the Company previously held a 10.3% voting share at April 30, 2004.

     At July 31, 2004, the Company no longer holds any of these (7) licenses it had purchased from Dr. Lloyd Marks. The final license for the development of the self-shielding needle terminated on January 22, 2001 as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

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

     On May 25, 2004, Nesco, a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB,Symbol NESK), HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Exchange Agreement, dated as of April 29, 2004, whereby HDS has become a majority owned subsidiary of Nesco and, upon the completion of the exchange of HDS securities for shares of Nesco common stock, the holders of HDS common stock and debt will hold a majority interest of Nesco.

     In addition to the exchange of HDS common stock and debt for shares of Nesco common stock, Nesco agreed to dispose of all of its subsidiaries, convert all of its currently outstanding preferred stock and warrants into common stock and exchange certain of its indebtedness into common stock.

     Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Preferred Stock will be automatically converted into shares of Nesco Common Stock.

     The Company now holds the equivalent of approximately 4,837,500 shares or 5.42% of Nesco Common Stock. This investment has been valued at cost as there is no readily determinable fair value for the shares at this time. Nesco was engaged primarily in asbestos abatement contracting but had ceased operations in 2003.

     The Company has not derived significant revenues since its inception in March 1995. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products that were being developed, the Company has accumulated a deficit of approximately $10,917,000 through July 31, 2004. The Company is attempting to reduce operating losses through reductions in operating expenses until such time as it can generate, or raise additional capital for future operations.

     The net loss for the three months ended July 31, 2004 was approximately ($2,000) as compared to a net loss of approximately ($281,000) for the three months ended July 31, 2003. There were no revenues in either of the two periods. The decrease in the loss of approximately $279,000 for the three months ended July 31, 2004 as compared to the three months ended July 31, 2003 is primarily attributable to the recording of a reserve of approximately $284,000 in the prior period which has been set-up by management for the collectibility of promissory notes and interest which were due on July 1, 2003, for the purchase of securities (See Note 7A). Although the notes have been extended for an additional three (3) year term, management believes that their collectibility is uncertain at this time.

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

     The assets of MAC included the non-exclusive rights to distribute and exploit a music library of approximately 9,000 recordings pursuant to that certain Asset Purchase Agreement (the "Startek Agreement") made the 7th day of April 2004 by and between Startek Entertainment Corp., a New Jersey Corporation ("Startek"), Joe Venneri who is also President of Startek ("Venneri") and MAC. The Startek Agreement provides that a sale of all of the shares of stock of MAC to a third party shall not affect the enforceability of this agreement subject to satisfying certain obligations, which the Company met, including the issuance of 1,000,000 shares of common stock of the Company to Startek. The value of the common shares granted ($30,000) was charged to operations in the year ended April 30, 2004 and is included in current liabilities as these shares have not been issued as of July 31, 2004.

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

     As of the date hereof, YBR has not satisfied its obligation to deliver financing to the the Company, and Company has put YBR on notice that YBR is in default of the YBR Agreement and Company shall take all necessary steps to terminate the transaction as provided by the YBR agreement. At such time as the Company terminates this transaction, the Company will issue an aggregate of 5,750,000 shares of common stock, 4,250,000 to YBR and 1,500,000 Advisor Shares as part of the agreement. The value of the common shares to be issued ($172,500) was charged to operations in the year ended April 30, 2004 and is included in current liabilities as these shares have not been issued as of July 31, 2004. YBR has acknowledged its obligations and agreed to cooperate in those actions. The non refundable deposit in the amount of $25,000 has been charged to operations in the year ended April 30, 2004.

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

PART II- OTHER INFORMATION
--------------------------

Item 1. - Legal Proceedings
---------------------------

     In June 2001, definitive settlement documents were executed in connection with a consolidated class action in which the Company was a defendant. The settlement documents provided that the Company would pay $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company had remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. In December 2002, the court approved the settlement. The note was not paid when due. No default has been declared on the note.

Item 2. - Changes in Securities.
-------------------------------
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
-----------------------------------------
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
-------------------------------------------------------------
   Not applicable.

Item 5. - Other Information.
---------------------------
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
------------------------------------------
   (A) Exhibits:

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


Dated: September 17, 2004