Form 10QSB
period 2004-10-31
EMBRYO DEVELOPMENT CORP
filed 2004-12-09
CIK 945439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended October 31, 2004

                                   OR

    [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to

                     Commission File Number:   0-27028

                         EMBRYO DEVELOPMENT CORPORATION
          -------------------------------------------------------------
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
                                                       Yes   X   No
                                                            ---      ---

   Class                            Outstanding at December 3, 2004
------------                        -------------------------------
Common Stock                                    6,995,000

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                                   FORM 10-QSB
                                   -----------
                                QUARTERLY REPORT
                                ----------------
                    For the Six Months Ended October 31, 2004
                    -----------------------------------------

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

Item 1.  Financial Statements:

Balance sheet..........................................1

Statements of operations...............................2

Statements of cash flows...............................3

Notes to financial statements.......................4-13

Item 2. Management's discussion and analysis
of financial condition and plan
of operations......................................14-20

Item 3.  Controls and Procedures......................21

Part II. - Other information..........................22

Signatures............................................23

Part I - Financial Information
------------------------------
Item 1. Financial Statements
----------------------------

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                                  BALANCE SHEET
                                  -------------
                                   (Unaudited)
                                    ---------
                                October 31, 2004
                                ----------------

     ASSETS
     ------
CURRENT ASSETS:
  Cash                                                      $    118,801
                                                            ------------
     Total current assets                                        118,801
                                                            ------------
LOAN AND INTEREST RECEIVABLE - MERGER CANDIDATE                  301,293

PROPERTY AND EQUIPMENT AT COST,  net of accumulated
 depreciation of $39,506                                           1,865

DEFERRED MERGER COSTS                                             50,000

INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                   39,026
                                                            ------------
    Total other assets                                           392,184
                                                            ------------
      Total assets                                          $    510,985
                                                            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    193,330
  Notes and interest payable                                     112,574
  Convertible bridge loan and interest payable,
   net of debt discount of $183,333                               18,089
  Advances from convertible bridge loan                          358,000
  Costs of failed merger                                          30,000
                                                            ------------
     Total current liabilities                                   711,993
                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; total authorized
   15,000,000 shares, 3,000,000 Series B;
   120,000 Series B issued and outstanding,
 liquidation preference $4,800                                      12
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 6,995,000 issued and outstanding                          700
 Additional paid-in-capital                                   10,594,355
 Accumulated deficit                                         (10,796,075)
                                                            ------------
     Total stockholders' deficit                                (201,008)
                                                            ------------
     Total liabilities and stockholders' deficit            $    510,985
                                                            ============

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)
                                    ---------

                                          SIX MONTHS ENDED    THREE MONTHS ENDED
                                          ----------------    ------------------
                                             OCTOBER 31,          OCTOBER 31,
                                             -----------          -----------
                                          2004       2003       2004      2003
                                          ----       ----       ----      ----

(INCOME) EXPENSES:

  General, selling and administrative     $27,996    $60,786    $27,455 $28,323
  Interest income - related party          (5,674)    (2,837)    (2,837)    -
   Interest and other                         915      5,399        222   2,850
  Amortization of debt discount            16,667         -      16,667      -
  Extinguishment of debt                  187,500         -     187,500      -
  Forgiveness of debt - royalty          (354,000)        -    (354,000)     -
  Reserve for collectibility of
   promissory notes and interest            8,134    283,752      4,067      -
  Adjustment for collectibility
   of amount due from unconsolidated
   investee                                    -     (34,633)        -       -
                                        --------- ----------  -------- --------

 Total (Income) Expenses                 (118,462)   312,467  (120,926)  31,173
                                        --------- ----------  -------- --------

NET INCOME (LOSS)                       $ 118,462 $( 312,467) $120,926 $(31,173)
                                        ========= ==========  ======== ========
BASIC AND DILUTED NET INCOME (LOSS)
 PER COMMON SHARE                       $    .01   $   (.04)  $    .01   $ (.00)
                                        ========= ==========  ======== ========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN COMPUTING
 BASIC AND DILUTED NET INCOME (LOSS)
 PER COMMON SHARE                      10,603,696 6,995,000 13,212,391 6,995,000
                                       ========== ========= ========== =========

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                    ---------

                                               SIX MONTHS ENDED
                                               ----------------
                                                  OCTOBER 31,
                                                  -----------
                                                2004      2003
                                                ----      ----
 OPERATING ACTIVITIES:
 Net income (loss)                           $ 118,462   $(312,467)
 Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
  Depreciation and amortization                    668         899
  Amortization of debt discount                 16,667          -
  Extinguishment of debt                       187,500          -
  Forgiveness of debt - royalty               (354,000)
  Reserve for collectibility of
    promissory notes and interest                8,134     283,752
   Adjustment for collectibility of amount
    due from unconsolidated investee                -     ( 34,633)

   Changes in operating assets and liabilities:
     (Increase) decrease:
      Interest receivable                       (9,427)     (4,066)
      Prepaid expenses and other
       current assets                               -       (3,799)
      Deferred merger costs                    (25,000)         -
      Accounts payable and accrued expenses    (27,173)     20,159
      Royalty payable                          (25,000)         -
                                             ---------   ---------
    Net cash - operating activities           (109,169)   ( 50,155)
                                             ---------   ---------
INVESTING ACTIVITIES:

 Loan receivable - merger candidate           (300,000)         -
 Repayment of loans from unconsolidated
  investee                                      14,876      50,138
                                             ---------   ---------
    Net cash - investing activities           (285,124)     50,138
                                             ---------   ---------
FINANCING ACTIVITIES:
  Purchase and retirement of Series A
   preferred stock                             (20,000)
  Net proceeds from convertible bridge loan    175,000          -
  Proceeds from advances on convertible
   bridge loan                                 358,000          -
                                             ---------   ---------
    Net cash - financing activities            513,000          -
                                             ---------   ---------


NET INCREASE (DECREASE) IN CASH                118,707         (17)

CASH at beginning of period                         94         116
                                             ---------   ---------
CASH at end of period                        $ 118,801   $      99
                                             =========   =========

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                    ---------
                        SIX MONTHS ENDED OCTOBER 31, 2004
                        ---------------------------------

1.   Organization and Nature of Operations and Liquidity:
     ----------------------------------------------------

     Embryo Development Corporation [the "Company"] is a Delaware Corporation which was formed in 1995 to develop, acquire, manufacture and market various bio-medical devices throughout the United States.

     To date, the Company has generated minimal sales and devoted its efforts primarily to various organizational activities, including negotiating of license agreements, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995, and undertaking preliminary activities for the commencement of operations. All of the license agreements for the development of various medical devices have effectively been terminated and the Company has determined that the remaining assets it had purchased relating to medical products have no viable marketability.

     In January 1997, the Company acquired a majority interest in Hydrogel Design Systems, Inc. ["HDS"] which was a consolidated subsidiary of the Company until January 21, 1998. On that date, the Company's ownership of HDS dropped to 45.6%, and the investment was accounted for under the equity method. In January 1999, the Company's share of HDS dropped to 14.4% and was presented on the cost basis from then on. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product. At April 30, 2004, the Company held 11.4% of the common stock of HDS and 10.3% of total voting shares. On May 25, 2004, Nesco Industries, Inc. ("Nesco"), a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB, Symbol NESK), HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Share Exchange Agreement, dated as of April 29, 2004 (the "Exchange Agreement"), whereby HDS became a majority owned subsidiary of Nesco and the holders of HDS common stock and debt hold a majority interest of Nesco.

     In addition to the exchange of HDS common stock and debt for shares of Nesco common stock ("Nesco Common Stock"), Nesco disposed of all of its subsidiaries, converted all of its currently outstanding preferred stock and warrants into common stock and exchanged certain of its indebtedness into common stock.

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                    ---------
                        SIX MONTHS ENDED OCTOBER 31, 2004
                        ---------------------------------
                                   (Continued)


1.   Organization and Nature of Operations and Liquidity (Cont'd):

     Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it issued shares of its newly designated Series B Preferred Stock ("Preferred Stock") for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Preferred Stock will be automatically converted into shares of Nesco Common Stock.

     As a result of the Company exchanging the HDS shares it owned for Nesco shares, the Company now holds the equivalent of approximately 4,837,500 shares or 4.56% of Nesco Common Stock as of October 31, 2004. Nesco was engaged primarily in asbestos abatement contracting but had ceased operations in 2003.

     Management had entered into a Share Exchange Agreement in April 2004 with Yellow Brick Road Ventures, LLC (see Note 6). On September 21, 2004, this transaction was unwound as the party involved in the transaction did not deliver the financing to the Company as required by that agreement. The Company is presently exploring several alternatives, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

     On September 9, 2004, the Company entered into an investment banking agreement with a third party to obtain bridge financing of up to $950,000 in connection with an acquisition transaction (see Notes 4 and 7). As of October 31, 2004, the Company has received gross proceeds of $558,000 in connection with this agreement. Subsequent to October 31, 2004, the Company received gross proceeds of $192,000 in connection with the investment banking agreement. The Company has made advances in the aggregate of $300,000 to a possible merger candidate under the terms of a secured promissory note dated September 28, 2004 (see Note 3). Management is in discussions regarding such transactions, however at this time no binding letter of intent or definitive agreement has been made. If such agreements are formalized the Company will disclose this information in the appropriate filings.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $10,796,000, has a working capital deficit of approximately $593,000,and utilized cash of approximately $109,000 for operating activities for the six months ended October 31, 2004, all of which raise substantial doubt about its ability to continue as a going concern. In addition, the Company has not generated any revenue during the six months ended

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                    ---------
                        SIX MONTHS ENDED OCTOBER 31, 2004
                        ---------------------------------
                                   (Continued)

1.   Organization and Nature of Operations and Liquidity (Cont'd):
     ------------------------------------------------------------

October 31, 2004 or in the last three fiscal years. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs.

     The Company has cash on hand of approximately $119,000 at October 31, 2004 and expects to incur additional expenditures over the next twelve (12) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting, and for legal expenses in connection with the settlement of obligations so that the Company may pursue a possible acquisition. The Company has been able to effectively eliminate most of its ongoing expenses, inclusive of rent and salaries. The Company's management believes that the Company's cash on hand will be sufficient to fund the Company's operations until such time that a definitive agreement is entered into for an acquisition transaction.

     In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition, management may pursue the sale of some or all of the Company's assets or seek additional financing. At this time, the primary asset is the Company's equity position in Nesco. As of October 31, 2004, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.56% of the outstanding equity securities of Nesco. The Company may be prohibited from selling these securities for up to a year from May 25, 2004.

     On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the '40 Act. The share exchange agreement with Yellow Brick Road LLC described in the Company's 10-KSB filed on August 13, 2004, was intended to satisfy this commitment. That transaction was not successful and was terminated in September 2004. The Company advised the SEC on September 1, 2004 that it will continue its efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company has entered into an investment banking agreement (see Note 4) and is in discussions with a merger candidate (see Note 3) in order to resolve this issue. The Company cannot give any

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)
                                   ---------
                       SIX MONTHS ENDED OCTOBER 31, 2004
                       ---------------------------------
                                  (Continued)


1.   Organization and Nature of Operations and Liquidity (Cont'd):
     -------------------------------------------------------------

assurance that it will be successful but believes it will resolve the issue within that time frame. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

     No assurance can be made as to the success of an acquisition transaction or as to the success of the Company's future course of operations which are undetermined at this time. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.   Basis of Presentation:
     ----------------------

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of October 31, 2004 and for the six and three month periods ended October 31, 2004 and 2003. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2004. The results of operations for the six month periods ended October 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

3.   Loan Receivable - Merger Candidate:
     -----------------------------------

     On September 28, 2004, the Company, under the terms of a secured promissory note, agreed to make advances of up to $300,000 to a possible acquisition candidate. The note bears interest at 8% and is due on the earlier of (a) one year or (b) on March 1, 2005 if a definitive agreement between the parties is not entered into by January 31, 2005. This note is secured by the assets of the borrower. At October 31, 2004, the Company has advanced an aggregate of $300,000 to the borrower.

4.   Investment Banking Agreement:
     -----------------------------

     On September 9, 2004, the Company entered into an investment banking agreement for advisory services and assistance with an acquisition transaction. Under the terms of the agreement, as amended, bridge financing would be provided to the Company of up to $950,000, in two tranches. This bridge financing was provided by accredited investors, the terms of which were agreed upon by the Company and the entities providing the financing (see Note 7).

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                    ---------
                        SIX MONTHS ENDED OCTOBER 31, 2004
                        ---------------------------------
                                   (Continued)
                                    ----------

4.   Investment Banking Agreement (Cont'd):
     --------------------------------------

     As a condition of the agreement, two creditors of the Company were required to reduce the obligations of the Company to them by applying a portion of the Company's obligation to them to the purchase of common stock of the Company. On September 30, an officer of the Company, under the terms of a security purchase agreement, exchanged $52,500 of funds due him for loans and accrued payroll for 5,250,000 shares of common stock. On September 30, 2004, a note holder of the Company in the amount of $30,000, under the terms of a security purchase agreement, exchanged $10,000 of the debt due him for 1,000,000 shares of common stock. In lieu of the above issuance of common stock, the Company agreed to issue 62,500 shares of its newly designated Series B Convertible Preferred Stock. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Preferred Stock will be automatically converted into 100 shares of common stock. The value of the stock issued ($250,000)was recorded as a reduction of liabilities in the aggregate of $62,500 and $187,500 was charged to operations for the extinguishment of this debt.

5.   Investment in HDS and Nesco:
     ----------------------------

     As of April 30, 2004, the Company held approximately 11.4% of the common stock of HDS and 10.3% of total voting shares. This investment was accounted for using the cost method. Pursuant to the share exchange agreement described in
Note 1, the Company now holds the equivalent of approximately 4,837,500 shares or 4.56% of Nesco Common Stock. This investment has been valued at cost as there is no readily determinable fair value for the shares at this time.

     In January 1997, the Company entered into a commitment to make available to HDS a $500,000, 8% revolving line of credit as part of its investment interest. In August, 1997, the Company increased the amount of the revolving line of credit to $850,000. At April 30, 2004, borrowings under the revolver approximated $15,000 including accrued interest. During the six months ended October 31, 2004, the balance was paid in full.

6.   Share Exchange Agreement:
     -------------------------

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

                               EMBRYO DEVELOPMENT
                               ------------------
                   CORPORATION NOTES TO FINANCIAL STATEMENTS
                   -----------------------------------------
                                   (Unaudited)
                                    ---------
                                SIX MONTHS ENDED
                                ----------------
                                OCTOBER 31, 2004
                                ----------------
                                  (Continued)

6.   Share Exchange Agreement (Cont'd):

     The assets of MAC included the non-exclusive rights to distribute and exploit a music library of approximately 9,000 recordings pursuant to that certain Asset Purchase Agreement (the "Startek Agreement") made the 7th day of April 2004 by and between Startek Entertainment Corp., a New Jersey Corporation ("Startek"), Joe Venneri who is also President of Startek ("Venneri") and MAC. The Startek Agreement provides that a sale of all of the shares of stock of MAC to a third party shall not affect the enforceability of this agreement subject to satisfying certain obligations, which the Company met, including the issuance of 1,000,000 shares of common stock of the Company to Startek. The value of the common shares granted ($30,000) was charged to operations in the year ended April 30,2004 and is included in current liabilities as these shares have not been issued as of October 31, 2004.

     The Startek Agreement provided that the acquisition price was Four Million Dollars ($4,000,000) (the "Purchase Price"), payable One Million Dollars ($1,000,000) on the date of the closing, and the balance of Three Million Dollars ($3,000,000) in the form of a Senior Secured Obligation payable as twenty five percent (25%) of Distributable Net Income as specifically defined. As a condition to the sale, Mr. Venneri agreed to work for MAC and receive an employment agreement, in connection therewith. The Company was also required to make a non-refundable deposit of $25,000 to Startek, which was funded by a loan from an unrelated third party. In addition, an officer of the Company loaned the Company $5,000 in connection with additional fees related to this transaction. These loans are payable on demand and are non-interest bearing. At October 31, 2004, $10,000 of this debt was converted to equity and the remaining $20,000 is included on the balance sheet in notes and interest payable.

     On September 21, 2004, this transaction was unwound as YBR did not satisfy its obligation to deliver the required financing to the Company. In connection with this termination, the Company redelivered to YBR all shares of the common stock of MAC and issued 57,500 shares of its Series B Preferred Stock which, upon conversion to common shares,will aggregate 5,750,000 shares of common stock; 4,250,000 shares will be issued to YBR and 1,500,000 shares will be issued to advisors as part of the YBR Agreement. The value of the common shares to be issued ($172,500)upon conversion of the Series B preferred shares to common was charged to operations in the year ended April 30, 2004. The non refundable deposit in the amount of $25,000 was charged to operations in the year ended April 30, 2004.

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                    ---------
                        SIX MONTHS ENDED OCTOBER 31, 2004
                        ---------------------------------
                                   (Continued)

7.  Bridge Financing:
    -----------------

     On September 29, 2004, the Company received the first tranche of a bridge loan in connection with an investment banking agreement (see Note 4). The Company received gross proceeds of $200,000 and entered into a Note Purchase Agreement with an investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note shall convert on a mandatory basis into 20,000,000 shares of common stock if any time prior to maturity the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control. The lender may exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. For the quarter ended October 31, 2004, the amortization of debt discount was approximately $17,000. Interest expenses for the three months ended October 31, 2004 was approximately $1,000. The Company paid $25,000 in financing fees associated with this transaction.

     On November 23, 2004, the Company received the second tranche of a bridge loan in connection with an investment banking agreement (see Note 4). The Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes also received five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004 the offering was completed and the Company issued notes in the principal amount of $550,000 (of which $358,000 was advanced to the Company as of October 31, 2004) and warrants to purchase 550,000 shares of common stock in connection with these notes. The notes shall convert on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at last $3 million at a pre-money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lender may exercise a discretionary conversion during the last 120 days prior to maturity at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing.

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                    ---------
                        SIX MONTHS ENDED OCTOBER 31, 2004
                        ---------------------------------
                                   (Continued)

8.  License Agreement:
    ------------------

     Under the terms of an amended licensing agreement entered into on January 22, 1999, pertaining to a medical device, the Company agreed to pay the licensor a maximum royalty of $450,000 which was to be paid at a rate of $2,500 per month. The aggregate royalty was charged to operations in the year ended April 30, 1999. On January 22, 2001, this license agreement effectively terminated as the Company could not obtain the necessary government approval within the required timeframe since the Company had halted development of the device due to capital constraints. Additionally, the Company could not pay the licensor the required additional $250,000 to extend the regulatory approval requirement. As of July 31, 2004, the Company had not been able to make the royalty payment due to cash flow deficiencies. At July 31, 2004, the remaining unpaid balance of $379,000 was included in current liabilities. On October 21, 2004, this obligation was settled in full with the licensor for an aggregate payment of $25,000. The remaining $354,000 has been recorded as forgiveness of debt in the current quarter.

9.   Note Payable:
     -------------

     In conjunction with the litigation settlement as described in Note 11, the Company recorded a long-term note payable in the amount of $75,000 which was due on June 26, 2003 and bears interest at 7% per year. The note was not paid when due. No default has been declared on the note. The balance due on the note with accrued interest of $92,574 is included in current liabilities.

10.  Stockholders' Deficit:
     ----------------------

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

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                    ---------
                        SIX MONTHS ENDED OCTOBER 31, 2004
                        ---------------------------------
                                   (Continued)

[A]  Issuance of Securities -(Cont'd)
     The Company has set up a reserve in the aggregate of approximately $304,000 for the principal and interest due on these notes as their collectibility is uncertain at this time.

[B] Repurchase and Retirement of Series Preferred A Stock - On October 18, 2004, the Company purchased all the outstanding shares of Series A Preferred Stock (6,000,000 shares) from the sole shareholder M.D. Funding for an aggregate of $20,000. This stock has been retired.

[C] Series B Convertible Preferred Stock - On April 7, 2004, the Company designated 3,000,000 shares of Preferred Stock to be Series B Convertible stock. The shares are convertible at 100 shares of common for each share of Preferred B stock. The shares have a liquidation preference of $.04 and are automatically convertible to common upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue. The Company issued 120,000 shares of Series B stock in the quarter ended October 31, 2004, which is convertible into 12,000,000 shares of common stock (see Notes 4 and 6).

[D] Net Income [Loss] Per Share - Net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares outstanding. There were no potentially dilutive securities outstanding at October 31, 2004.

     The income (loss) per common shares includes the current outstanding common shares in the aggregate of 6,995,000 shares, 1,000,000 shares of common shares which are to be issued and 120,000 shares of Series B Preferred which will be converted into 12,000,000 common shares.

11.  Commitments and Contingencies:
     ------------------------------

     In June 2001, definitive settlement documents were executed in connection with a consolidated class action in which the Company was a defendant. The settlement documents provided that the Company would pay $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company had remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. In December 2002, the court approved the settlement. The note was not paid when due. No default has been declared on the note. (see
Note 9).

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                    ---------
                        SIX MONTHS ENDED OCTOBER 31, 2004
                        ---------------------------------
                                   (Continued)

12.  Supplementary Information - Statements of Cash Flows:
     -----------------------------------------------------

     During the six months ended October 31, 2004, the Company exchanged an aggregate of approximately $63,000 in debt for equity (see Note 4).

     During the six months ended October 31, 2004, the Company issued common stock valued at approximately $173,000. This amounts was previously included on the balance sheet in costs of failed merger at April 30, 2004. (see Note 6).

     The Company paid interest of $-0-, and $1,600 for the six months ended October 31, 2004 and 2003, respectively.

     The Company has not paid income taxes for the six months ended October 31, 2004 and 2003.

Item. 2
EMBRYO DEVELOPMENT CORPORATION
------------------------------
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

     The Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has had recurring losses from operations which aggregate approximately $(10,796,000)cumulative to October 31, 2004. At October 31, 2004, the Company has a net working capital deficit of approximately $(593,000) and a stockholders' deficit of approximately $(201,000) , which raise substantial doubt about its ability to continue as a going concern. Management has determined that the Company is no longer in the development stage as it has ceased development of all products due to loss of licenses and product marketability. In addition, the Company has not generated any revenue during the six months ended October 31, 2004 or in the last three fiscal years. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. The Company is presently exploring several alternatives, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

     On September 9, 2004, the Company entered into an investment banking agreement for advisory services and assistance with an acquisition transaction. Under the terms of the agreement, as amended, bridge financing would be provided to the Company of up to $950,000, in two tranches. This bridge financing was provided by accredited investors, the terms of which were agreed upon by the Company and the entities providing the financing.

     As a condition of the agreement, two creditors of the Company were required to reduce the obligations of the Company to them by applying a portion of the Company's obligation to them to the purchase of common stock of the Company. On September 30, an officer of the Company, under the terms of a security purchase agreement, exchanged $52,500 of funds due him for loans and accrued payroll for 5,250,000 shares of common stock. On September 30, 2004, a note holder of the Company in the amount of $30,000, under the terms of a security purchase agreement, exchanged $10,000 of the debt due him for 1,000,000 shares of common stock. In lieu of the above issuance of common stock, the Company agreed to issue 62,500 shares of its newly designated Series B Convertible Preferred Stock. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Preferred Stock will be automatically converted into 100 shares of common stock. The value of the stock issued ($250,000)was recorded as a reduction of liabilities in the aggregate of $62,500 and $187,500 was charged to operations for the extinguishment of this debt.

     On September 29, 2004, the Company received the first tranche of a bridge loan in connection with this investment banking agreement. The Company received gross proceeds of $200,000 and entered into a Note Purchase Agreement with an investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note shall convert on a mandatory basis into 20,000,000 shares of common stock if any time prior to maturity the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control. The lender may exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. For the quarter ended October 31, 2004, the amortization of debt discount was approximately
$17,000. Interest expenses for the three months ended October 31, 2004 was approximately $1,000. The Company paid $25,000 in financing fees associated with this transaction.

     On November 23, 2004, the Company received the second tranche of a bridge loan in connection with this investment banking agreement. The Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes also received five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004, the offering was completed and the Company issued notes in the principal amount of $550,000 (of which $358,000 was advanced to the Company as of October 31, 2004)and warrants to purchase 550,000 shares of common stock in connection with these notes. The notes shall convert on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at last $3 million at a pre-money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lender may exercise a discretionary conversion during the last 120 days prior to maturity at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing.

     On September 28, 2004, the Company, under the terms of a secured promissory note, agreed to make advances of up to $300,000 to a possible acquisition candidate. The note bears interest at 8% and is due on the earlier of (a) one year or (b) on March 1, 2005 if a definitive agreement between the parties is not entered into by January 31, 2005. This note is secured by the assets of the borrower. At October 31, 2004, the Company has advanced an aggregate of $300,000 to the borrower.

     The Company was effectively able to complete certain transactions as a result of improved liquidity which management believes will enable it to move forward with a possible acquisition. These transactions included the settlement of a royalty due to a licensor for a previously terminated agreement in the amount of $379,000 which was settled in full on October 21, 2004 for $25,000. The remaining $354,000 has been recorded as forgiveness of debt in the current quarter. In addition, the Company was able to repurchase all of its outstanding Series A Preferred stock from the sole shareholder in the aggregate of 6,000,000 shares for $20,000. This stock has been retired.

     Management had entered into a Share Exchange Agreement with Yellow Brick Road LLC in April 2004. On September 21, 2004,this transaction was unwound as the party involved in the transaction did not deliver the financing to the Company as required by the agreement. In connection with this termination, the Company redelivered to YBR all shares of the common stock of MAC and issued 57,500 shares of its Series B Preferred Stock which, upon conversion to common shares, will aggregate 5,750,000 shares of common stock; 4,250,000 shares will be issued to YBR and 1,500,000 shares will be issued to advisors as part of the YBR Agreement. The value of the common shares to be issued ($172,500)upon conversion of the Series B preferred shares to common was charged to operations in the year ended April 30, 2004. The non refundable deposit in the amount of $25,000 was charged to operations in the year ended April 30, 2004. Management is in discussions with several other entities regarding such transactions, however at this time no letter of intent or definitive agreement has been made. If such agreements are formalized the Company will disclose this information in the appropriate filings.

     The Company's statement of cash flows for the six months ended October 31, 2004 reflects cash used in operating activities of approximately $109,000. This use of cash is primarily attributable to general and administrative expenses consisting of professional fees and other general expenses and the royalty settlement of $25,000. Cash used in investing activities of approximately $285,000 is primarily attributable to the loan made to a possible merger candidate in the amount of $300,000 offset by the repayment of the HDS credit line of approximately $15,000. Cash provided by financing activities of $513,000 represents the net proceeds from the two tranches of the investment banking agreement of $533,000 offset by the repurchase of the Series A Preferred stock in the amount of $20,000.

     The Company has cash on hand of approximately $119,000 at October 31, 2004 and expects to incur additional expenditures over the next twelve (12) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting and for legal expenses in connection with the settlement of obligations so that the Company may pursue a possible acquisition. The Company has been able to effectively eliminate most of its ongoing expenses, inclusive of rent and salaries. The Company's management believes that the Company's cash on hand will be sufficient to fund the Company's operations until such time that a definitive agreement is entered into for an acquisition transaction. Subsequent to October 31, 2004, the Company received gross proceeds of $192,000 in connection with the investment banking agreement.

     In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition, management may pursue the sale of some or all of the Company's assets or seek additional financing. At this time, the primary asset is the Company's equity position in Nesco. As of October 31, 2004, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.56% of the outstanding equity securities of Nesco. The Company may be prohibited from selling these securities for up to a year from May 25, 2004.

     On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the '40 Act. The share exchange agreement with Yellow Brick Road LLC described in the Company's 10-KSB filed on August 13, 2004, was intended to satisfy this commitment. That transaction was not successful and was terminated in September 2004. The Company advised the SEC on September 1, 2004 that it will continue its efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company has entered into an investment banking agreement and is in discussions with a merger candidate in order to resolve this issue. The Company cannot give any assurance that it will be successful but believes it will resolve the issue within that time frame. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

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

     At October 31, 2004, the Company no longer holds any of these (7) licenses it had purchased from Dr. Lloyd Marks. The final license was terminated on January 22, 2001 as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

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

     On May 25, 2004, Nesco, a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB,Symbol NESK), HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Exchange Agreement, dated as of April 29, 2004, whereby HDS became a majority owned subsidiary of Nesco and the holders of HDS common stock and debt hold a majority interest of Nesco.

     In addition to the exchange of HDS common stock and debt for shares of Nesco common stock, Nesco disposed of all of its subsidiaries, converted all of its currently outstanding preferred stock and warrants into common stock and exchanged certain of its indebtedness into common stock.

     Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it issued shares of its newly designated Series B Preferred Stock for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Preferred Stock will be automatically converted into shares of Nesco Common Stock.

     As a result of the Company exchanging the HDS shares it owned for Nesco shares, the Company now holds the equivalent of approximately 4,837,500 shares or 4.56% of Nesco Common Stock as of October 31, 2004. Nesco was engaged primarily in asbestos abatement contracting but had ceased operations in 2003.

     The Company has not derived significant revenues since its inception in March 1995. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products that were being developed, the Company has accumulated a deficit of approximately $10,796,000 through October 31, 2004.

     The net income for the six months ended October 31, 2004 was approximately $118,000 as compared to a net loss of approximately ($312,000) for the six months ended October 31, 2003. There were no revenues in either of the two periods. The income for the six months ended October 31, 2004 is primarily attributable to the recognition of income due to the forgiveness of debt of royalties in the amount of $354,000 offset by a loss on debt extinguishment of approximately $188,000 for stock issued in settlement of debt. In 2003, the loss was primarily attributable to the recording of a reserve of approximately $284,000 which was set-up by management for the collectibility of promissory notes and interest which were due on July 1, 2003, for the purchase of securities). Although the notes have been extended for an additional three (3) year term, management believes that their collectibility is uncertain at this time.

Plan of Operation
-----------------

     The Company effectively terminated all of its license agreements as of January 22, 2001. The Company halted plans to complete the development of the last remaining license due to capital constraints. On January 22, 2001, the license agreement effectively terminated as the Company could not obtain the necessary government approval with the two (2) year term as required in the agreement. The Company also determined that it could not pay the licensor an additional $250,000 to extend the regulatory approval requirement.

     The Company has a 4.56% investment, in its nonconsolidated affiliate Nesco, which holds a majority interest in HDS, which is accounted for under the cost method. The manufacturing facility of HDS became fully operational in late 1997.

     Management had entered into a Share Exchange Agreement with Yellow Brick Road LLC in April 2004. On September 21, 2004,this transaction was unwound as the party involved in the transaction did not deliver the financing to the Company as required by the agreement. In connection with this termination, the Company redelivered to YBR all shares of the common stock of MAC and issued 57,500 shares of its Series B Preferred Stock which, upon conversion to common shares, will aggregate 5,750,000 shares of common stock; 4,250,000 shares will be issued to YBR and 1,500,000 shares will be issued to advisors as part of the YBR Agreement. The value of the common shares to be issued ($172,500)upon conversion of the Series B preferred shares to common was charged to operations in the year ended April 30, 2004. The non refundable deposit in the amount of $25,000 was charged to operations in the year ended April 30, 2004. Management is in discussions with several other entities regarding such transactions, however at this time no letter of intent or definitive agreement has been made. If such agreements are formalized the Company will disclose this information in the appropriate filings.

     On September 9, 2004, the Company entered into an investment banking agreement for advisory services and assistance with an acquisition transaction. Under the terms of the agreement, as amended, bridge financing would be provided to the Company of up to $950,000, in two tranches. As of November 24, 2004, the Company has received an aggregate of $750,000 of gross proceeds from these bridge loans. On September 28, 2004, the Company, under the terms of a secured promissory note, agreed to make advances of up to $300,000 to a possible acquisition candidate. The note bears interest at 8% and is due on the earlier of (a) one year or (b) on March 1, 2005 if a definitive agreement between the parties is not entered into by January 31, 2005. At October 31, 2004, the Company has advanced an aggregate of $300,000 to the borrower.

     The Company is presently exploring several alternatives, inclusive of a possible acquisition of a new line of business, which may or may not be related to the development of medical devices or the potential licensing or distribution of new products or product lines both within the medical industry and outside of the medical arena. However, no assurance can be made as to the success of an acquisition transaction or as to the success of the Company's future course of operations which are undetermined at this time.

     In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition, management may pursue the sale of some or all of the Company's assets or seek additional financing. At this time, the primary asset is the Company's equity position in Nesco. As of October 31, 2004, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.56% of the outstanding equity securities of Nesco. The Company may be prohibited from selling these securities for up to a year from May 25, 2004.

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

PART II- OTHER INFORMATION
--------------------------
Item 1. - Legal Proceedings
---------------------------

     In June 2001, definitive settlement documents were executed in connection with a consolidated class action in which the Company was a defendant. The settlement documents provided that the Company would pay $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company had remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. In December 2002, the court approved the settlement. The note was not paid when due. No default has been declared on the note. The balance due on the note with accrued interest of $92,574 is included in current liabilities.

Item 2. - Changes in Securities.
--------------------------------
   Not applicable.

Item 3. - Defaults Upon Senior Securities.
------------------------------------------
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
--------------------------------------------------------------
   Not applicable.

Item 5. - Other Information.
----------------------------
   Not applicable.

Item 6. - Exhibits And Reports on Form 8-K.
-------------------------------------------

(A) Exhibits:

     3.1  Certificate of Designations of Series B Convertible Preferred Stock

     3.2 Amendment to Certificate of Designations of Series B Convertible Preferred Stock

     Exhibit 31 - Certifications

     Exhibit 32 - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Current Reports on Form 8-K filed during the quarter ended October 31, 2004 and the subsquent interim period ended November 30, 2004:

     Report on Form 8-K, filed with the SEC on October 5, 2004 announcing the unregistered sales of equity securities under Item 3.02 under a Share Exchange Agreement with Yellow Brick Road Ventures LLC, under a Note Purchase Agreement with Embryo Partners LLC for the issuance of 8% convertible promissory notes, and for the exchange of debt obligations to Matthew Harriton an executive officer of the Company and Santo Petrocelli, a note holder.

     Report on Form 8-K, filed with the SEC on November 24, 2004 announcing the unregistered sales of equity securities under Item 3.02 under a Securities Purchase Agreement for the issuance of 8% senior secured convertible promissory notes and warrants.

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


Dated: December 9, 2004