Form 10KSB
period 2005-04-30
EMBRYO DEVELOPMENT CORP
filed 2005-08-15
CIK 945439

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              REPORT ON FORM 10-KSB

     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended April 30, 2005
                               --------------

               Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

   For the transition period from ___________________ to ___________________.

Commission File No. 0-27028

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-3832099
-------------------------------                               ----------
(State of or other jurisdiction                             (IRS Employer
of incorporation or organization)                         Identification No.)

305 Madison Avenue Suite 4510
New York, New York                                              10165
------------------                                              -----
 (Address of Principal                                        (Zip Code)
   Executive Officers)

Registrant's telephone number, including area code:   (212) 808-0607

Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    -
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of August 9, 2005, was approximately $609,500.

 Number of shares outstanding of the issuers common stock, as of August 9, 2005, was 7,995,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.
                                                        ----

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB of Embryo Development Corporation for the fiscal year ended April 30, 2005, contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward-looking statements frequently convey our current expectations regarding, among other things,

     o    success of management;
     o    transition in business focus;
     o    achievement of operational goals;
     o    current and new products and services;
     o    dependence on a small number of customers;
     o    ability to secure financing;
     o    merger and acquisition prospects;
     o    formation of strategic relationships;
     o    current and potential claims, actions and proceedings;
     o    research and development activities;
     o    regulatory submissions and approvals;
     o    financial condition, results of operations and cash flows; and
     o    similar operating matters.

Any or all of our forward-looking statements may turn out to be wrong. Many factors may cause actual results to differ from forward-looking statements, including inaccurate assumptions and a broad variety of risks and uncertainties, some of which are known and others of which are not. Known risks and uncertainties include those identified from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), which should be considered together with any forward-looking statement. No forward-looking statement is a guarantee of future results or events, and one should avoid placing undue reliance on such statements. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this report or in our other reports filed with the SEC. As used in this annual report, the terms "we", "us", "Embryo", and "the Company" mean Embryo Development Corporation.

PART I
------

Item 1.  BUSINESS.
         --------

Initial Organization and Business Purpose:

     Embryo Development Corporation is a Delaware corporation (the "Company" or "Embryo"), which was organized in March 1995 to develop, acquire, manufacture and market various bio- medical devices. The Company has not derived any significant revenues since its inception.

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

     The termination of the above license agreements followed a determination by management to conserve capital and that the products licensed could not profitably be developed and commercially marketed by the Company at this time.

     The Company holds patents to five (5) other medical devices and was the exclusive licensee of one (1) medical device in the areas of emergency medical equipment and peritoneal dialysis warming devices. Although the Company holds the patents and rights to these products, management does not believe that these products have any viable marketability at this time.

Minority Interest in Public Company:

     The Company holds the equivalent of approximately 4,837,500 shares or 4.44% of Nesco Industries, Inc. ("Nesco"), a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB, Symbol NESK) Common Stock. Nesco was engaged primarily in asbestos abatement contracting but had ceased operations in 2003. See Item 12 "Certain Relationships and Related Transactions."

     The Company held a 10.3% minority voting investment interest in Hydrogel Design Systems, Inc. ("HDS"), a privately held Delaware corporation engaged in the manufacturing, marketing, selling and distribution of hydrogel materials.

     On May 25, 2004, Nesco, HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Share Exchange Agreement, dated as of April 29, 2004 (the "Exchange Agreement"), whereby HDS became a majority owned subsidiary of Nesco and the holders of HDS common stock and debt hold a majority interest of Nesco.

     The transactions contemplated by the Exchange Agreement are intended to be a tax free exchange pursuant to Section 368 of the Internal Revenue Code of 1986.

     Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock ("Preferred Stock") for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Preferred Stock will be automatically converted into shares of Nesco Common Stock. The shares described as being owned by Company reflect this conversion.

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

Yellow Brick Road Transaction:

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

     The assets of MAC included the non-exclusive rights to distribute and exploit a music library of approximately 9,000 recordings pursuant to that certain Asset Purchase Agreement (the "Startek Agreement") made the 7th day of April 2004 by and between Startek Entertainment Corp., a New Jersey Corporation ("Startek"), Joe Venneri who is also President of Startek ("Venneri") and MAC. The Startek Agreement provides that a sale of all of the shares of stock of MAC to a third party shall not affect the enforceability of this agreement subject to satisfying certain obligations, which the Company met, including the issuance of 1,000,000 shares of common stock of the Company to Startek. The value of the common shares granted ($30,000) was charged to operations in the year ended April 30, 2004. These shares were subsequently issued in December 2004.

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

     On September 21, 2004, this transaction was unwound as YBR did not satisfy its obligation to deliver the required financing to the Company. In connection with this termination, the Company redelivered to YBR all shares of the common stock of MAC and issued 57,500 shares of its Series B Preferred Stock which, upon conversion to common shares,will aggregate 5,750,000 shares of common stock; 4,250,000 shares will be issued to YBR and 1,500,000 shares will be issued to advisors as part of the YBR Agreement. The value of the common shares to be issued ($172,500)upon conversion of the Series B preferred shares to common was charged to operations in the year ended April 30, 2004. The non refundable deposit in the amount of $25,000 was charged to operations in the year ended April 30, 2004.See Item 12 "Certain Relationships and Related Transactions."

September 2004 Acquisition Transaction:

     On September 9, 2004, we entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of up to $950,000 in connection with an acquisition transaction. We received gross proceeds of $750,000 in connection with this agreement. The Company made advances in the aggregate of $300,000 to a possible merger candidate under the terms of a secured promissory note dated September 28, 2004. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party.

April 2005 Asset Purchase Transaction:

     On April 22, 2005, we entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby we would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction which was to close no later than May 25, 2005.

     On June 6, 2005, we deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the payment into the escrow deposit. The transaction did not close by that date and the $100,000 deposit was delivered to the prospective seller. Management is still in discussions regarding such transaction, however at this time no binding letter of intent or definitive agreement is in force. If such agreements are formalized, we will disclose this information in the appropriate filings. At this time, we have not made a demand, under the personal guarantee, for reimbursement of the $100,000.

     The Company is continuing to pursue the asset purchase as described above and exploring other business opportunities, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

Investment Company Status:

     On December 12, 2003, we received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). We responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. Our response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the 40 Act. The share exchange agreement with Yellow Brick Road LLC described in the Company's 10-KSB filed on August 13, 2004, was intended to satisfy this commitment. That transaction was not successful and was terminated in September 2004. We advised the SEC on September 1, 2004 that the Company will continue its efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company had entered into an investment banking agreement and was in discussions with a merger candidate in order to resolve this issue. This effort was terminated on March 30, 2005. The Company is presently in discussions with a party in connection with the asset acquisition described above and entered into an investment banking agreement on April 22, 2005 in connection with this transaction. The Company cannot give any assurance that it will be successful in its pursuit of any business opportunity but believes it will not be deemed an investment company. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

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

     The Company is presently pursuing the asset purchase of a nutriceutical company as described above and exploring other business opportunities, inclusive of the possible acquisition of a new line of business. In any such business, there may be companies that are capable of developing products of similar design, and that have developed and are capable of developing products based on other technologies, that are or may be competitive with the Company's future products. Such companies may be well-established, have substantially greater financial and other resources than the Company, and have established reputations for success in the development, sale and service of such products. These companies may succeed in developing competing products that are more effective than those of the Company.

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

     The Company also holds a registered trademark on Hot-Sack and on SmartMedTM which was used on products in the past and may be used on future products.

     All other license agreements for the development of medical devices, in which the Company held proprietary rights, have been terminated.

Employees

     As of July 29th, 2005, the Company employed one (1) person in general administration and finance. The Company has never had a work stoppage and its employees are not represented by a labor organization. The Company considers its employee relations to be good.

Item 2.  PROPERTIES.

     The Company's corporate headquarters are in New York City.

     On September 1, 2001, the Company entered into a sublease with HDS for office space on a month to month basis. In May, 2004, the lease expired and the Company ceased paying rent. The Company has been able to remain in the office space as the space is shared with HDS and other tenants and Company's use is minimal. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms. See "Certain Transactions."

Item 3.  LEGAL PROCEEDINGS.

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

     In August 1999, an agreement of principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which

$100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. In June 2001, definitive settlement documents were executed. The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. In December 2002, the court approved the settlement. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. The note was not paid when due. Together with interest, there is $95,177 due on the note. No default has been declared on the note.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

PART II

Item 5.  MARKET FOR  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS,
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

     The following table indicates the high and low bid prices for the Company's Common Stock for the period up to June 30, 2005 based upon information supplied by the NASDAQ and OTC- Bulletin Board system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock
                                               Quoted Bid Price
                                               ----------------
                                                High       Low
                                                ----       ---
          2003 Calendar Year
          First Quarter                         .01        .00
          Second Quarter                        .01        .00
          Third Quarter                         .025       .005
          Fourth Quarter                        .09        .015

          2004 Calendar Year
          First Quarter                         .06        .015
          Second Quarter                        .05        .02
          Third Quarter                         .06        .017
          Fourth Quarter                        .34        .02

          2005 Calendar Year
          First Quarter                         .23        .045
          Second Quarter                        .23        .05

     On July 26, 2005, the closing price of the Common Stock as reported on the OTC-Bullletin Board was $.15

Holders

     On July 26, 2005, there were 670 holders of record of common stock.

Dividends

     We have never declared or paid any cash dividends on our common stock. We currently anticipate that future earnings will be retained to support our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the forseeable future.

Recent Sales and Issuance of Unregistered Securities

     In the past three fiscal years we have issued the following securities in transactions not registered under the Securities Act of 1933:

     - In April 2004, we became obligated to issue 1,000,000 shares of common stock to Startek Entertainment Corp. in connection with an Asset Purchase Agreement which was terminated in September 2004. These shares were issued in December 2004.

     - In September 2004, we issued an aggregate of 57,500 shares of Series B Preferred stock in connection with a failed Share Exchange Agreement between the Company and Yellow Brick Road Ventures LLC, ("YBR") which upon conversion to common shares will aggregate 5,750,000 shares of common stock; 4,250,000 shares will be issued to YBR and 1,500,000 shares will be issued to advisors to the agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Preferred Stock will be automatically converted into 100 shares of common stock.

     - In September 2004, we issued an aggregate of 62,500 shares of Series B Preferred stock in connection with an investment banking agreement. As a condition of the agreement, two creditors of the Company were required to reduce the obligations of the Company to them by applying a portion of the Company's obligation to them to the purchase of common stock of the Company. On September 30, 2004, Matthew Harriton, an officer of the Company, under the terms of a security purchase agreement, exchanged $52,500 of funds due him for loans and accrued payroll for 5,250,000 shares of common stock. On September 30, 2004, Santo Petrocelli, a note holder of the Company in the amount of $30,000, under the terms of a security purchase agreement, exchanged $10,000 of the debt due him for 1,000,000 shares of common stock. In lieu of the above issuance of common stock, the Company agreed to issue 62,500 shares of its newly designated Series B Convertible Preferred Stock. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Preferred Stock will be automatically converted into 100 shares of common stock.

     - In September, 2004, pursuant to an investment banking agreement, an investor, Embryo Partners, LLC, purchased from the Company a $200,000 one year 8% convertible promissory note. The note shall convert on a mandatory basis into 20,000,000 shares of common stock if any time prior to maturity the Company consolidates with, or merges into,
          another   corporation  or  entity,  or  effects  any  other  corporate reorganization resulting in a change in control. The lender may exercise a discretionary conversion at any time prior to maturity.

     - In November 2004, pursuant to an investment banking agreement, the Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes would also receive five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004 the offering was completed and the Company issued notes in the principal amount of $550,000 to a series of accredited investors and warrants to purchase 550,000 shares of common stock in connection with these notes. The notes are convertible into common stock on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at least $3 million at a pre-money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lender may exercise a discretionary conversion during the last 120 days prior to the maturity date of the notes at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing.

     These securities were offered and issued in private transactions made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving public offerings. All of the investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION.

Liquidity and Capital Resources

     The Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has had recurring losses from operations which aggregate approximately $(11,419,000) cumulative to April 30, 2005. At April 30, 2005, the Company has a net working capital deficit of approximately $(921,000) and a stockholders' deficit of approximately $(783,000) , which raise substantial doubt about its ability to continue as a going concern. Management has determined that the Company is no longer in the development stage as it has ceased development of all products due to loss of licenses and product marketability. In addition, the Company has not generated any revenue during the last three fiscal years. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. The Company is presently pursuing the asset purchase of a nutriceutical company as described below and exploring other business opportunities, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

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

     On September 9, 2004, the Company entered into an investment banking agreement for an initial term of 180 days with a third party for advisory services and to obtain bridge financing of up to $950,000 in connection with an acquisition transaction. The Company received gross proceeds of $750,000 in connection with this agreement. This bridge financing was provided by accredited investors, the terms of which were agreed upon by the Company and the entities providing the financing. On September 28, 2004, the Company, under the terms of a secured promissory note, made advances of $300,000 to a possible acquisition candidate. The note, as amended, bears interest at 8% and was due on the earlier of (a) one year or (b) on April 15, 2005 if a definitive agreement between the parties was not entered into by March 15, 2005. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party. On April 11, 2005, the Company agreed to extend the due date of the note to June 15, 2005 subject to the Company receiving a principal payment of $50,000, which was subsequently received on April 19, 2005. This note is secured by the assets of the borrower. Accrued interest approximated $13,000 at April 30, 2005. To date, the note has not been paid. At April 30, 2005, the amount due on the note and accrued interest in the aggregate of $263,074 has been reserved for by the Company as collectibility is uncertain at this time. The Company incurred costs of approximately $86,000 in connection with this failed acquisition which have been expensed in the current fiscal year.

     As a condition of the agreement, two creditors of the Company were required to reduce the obligations of the Company to them by applying a portion of the Company's obligation to them to the purchase of common stock of the Company. On September 30, 2004, an officer of the Company, under the terms of a security purchase agreement, exchanged $52,500 of funds due him for loans and accrued payroll for 5,250,000 shares of common stock. On September 30, 2004, a note holder of the Company in the amount of $30,000, under the terms of a security purchase agreement, exchanged $10,000 of the debt due him for 1,000,000 shares of common stock. In lieu of the above issuance of common stock, the Company agreed to issue 62,500 shares of its newly designated Series B Convertible Preferred Stock. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Preferred Stock will be automatically converted into 100 shares of common stock. The value of the stock issued ($250,000)was recorded as a reduction of liabilities in the aggregate of $62,500 and $187,500 was charged to operations for the extinguishment of this debt.

     On September 29, 2004, the Company received the first tranche of bridge financing in connection with this investment banking agreement. The Company received gross proceeds of $200,000 and entered into a Note Purchase Agreement with an investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note shall convert on a mandatory basis into 20,000,000 shares of common stock if any time prior to maturity the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control. The lender may exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. For the year ended April 30, 2005, the amortization of debt discount was approximately $117,000. Interest expenses for the year ended April 30, 2005 was approximately $9,000. At April 30, 2005, the note had not been converted.

     On November 23, 2004, the Company received the second tranche of bridge financing in connection with this investment banking agreement. The Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes would also receive five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004 the offering was completed and the Company issued notes in the principal amount of $550,000 and warrants to purchase 550,000 shares of common stock in connection with these notes. Approximately $11,000 of the proceeds were attributed to the fair value of the warrants. This amount was recorded as an equity component. The remaining balance of $539,000 was recorded as debt. For the year ended April 30, 2005 the amortization of debt discount was approximately $5,000. The notes are convertible into common stock on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at last $3 million at a pre-money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lender may exercise a discretionary conversion during the last 120 days prior to the maturity date of the notes at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing. Interest expense for the year ended April 30, 2005 was approximately $19,000. At April 30, 2005, the notes had not been converted.

     The Company paid approximately $113,000 in financing fees associated with these transactions which are being amortized over the life of the loans. For the year ended April 30 2005, amortization approximated $53,000.

     On April 22, 2005, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the payment into the escrow deposit. The transaction did not close by that date and the $100,000 deposit was delivered to the prospective seller. Management is still in discussions regarding such transaction, however at this time no binding letter of intent or definitive agreement is in force. If such agreements are formalized, the Company will disclose this information in the appropriate filings. At this time, the Company has not made a demand under the personal guarantee for reimbursement of the $100,000.

     The Company was effectively able to complete certain transactions as a result of improved liquidity which management believes will enable it to move forward with a possible acquisition. These transactions included the settlement of a royalty due to a licensor for a previously terminated agreement in the amount of $379,000 which was settled in full on October 21, 2004 for $25,000. The remaining $354,000 has been recorded as forgiveness of debt in the current fiscal year. In addition, the Company was able to repurchase all of its outstanding Series A Preferred stock from the sole shareholder in the aggregate of 6,000,000 shares for $20,000. This stock has been retired.

     The Company's statement of cash flows for the year ended April 30, 2005 reflects an increase in cash of approximately $136,000 from the prior year. Cash used in operating activities of approximately $208,000 is primarily attributable to general and administrative expenses consisting of professional fees and other general expenses and the royalty settlement of $25,000. Cash used in investing activities of approximately $273,000 is primarily attributable to the net loan made to a possible merger candidate in the amount of $250,000 and the payment of deferred asset acquisition costs of approximately $38,000 offset by the repayment of the HDS credit line of approximately $15,000. Cash provided by financing activities of $617,000 represents the net proceeds from the two tranches of the investment banking agreement of $637,000 offset by the repurchase of the Series A Preferred stock in the amount of $20,000.

     The Company has cash on hand of approximately $136,000 at April 30, 2005 and expects to incur additional expenditures over the next twelve (12) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting and for legal expenses in connection with the settlement of obligations so that the Company may pursue a possible acquisition. The Company has been able to effectively eliminate most of its ongoing expenses, inclusive of rent. The Company's management believes that the Company's cash on hand will be sufficient to fund the Company's operations until such time that a definitive agreement is entered into for an acquisition transaction.

     In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition, management may pursue the sale of some or all of the Company's assets or seek additional financing. At this time, the primary asset is the Company's equity position in Nesco. As of April 30, 2005, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.44% of the outstanding equity securities of Nesco. Although these shares may be sold one year from the exchange date (after May 25, 2005), the Company does not have actual common shares at this time; as noted above, Nesco issued Series B Preferred shares which will be automatically converted to common shares at such time that authorization is received to issue these shares. In addition, these shares are not registered and the trading volume of the Nesco stock is minimal. Due to these factors, both the number of shares which could be sold and the amount which could be realized from a sale are not readily determinable at this time.

     On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the 40 Act. The share exchange agreement with Yellow Brick Road LLC described in the Company's

10-KSB filed on August 13, 2004, was intended to satisfy this commitment. That transaction was not successful and was terminated in September 2004. The Company advised the SEC on September 1, 2004 that it will continue its efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company had entered into an investment banking agreement and was in discussions with a merger candidate in order to resolve this issue. This effort was terminated on March 30, 2005. The Company is presently in discussions with a party in connection with the asset acquisition described above and entered into an investment banking agreement on April 22, 2005 in connection with this transaction. The Company cannot give any assurance that it will be successful in its pursuit of any business opportunity but believes it will not be deemed an investment company. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

Results of Operations

     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for its other medical devices and the start-up of HDS, a manufacturer of gel related products. HDS was a majority subsidiary in which the Company previously held a 10.3% voting share as of April 30, 2004.

     At April 30, 2005, the Company no longer holds any of these (7) licenses it had purchased from Dr. Lloyd Marks. The final license for the development of the self-shielding needle terminated on January 22, 2001 as the Company could not obtain the necessary government approval since the Company had halted development of the device due to capital constraints. The Company also could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

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

     The Company holds the equivalent of approximately 4,837,500 shares or 4.44% of Nesco Industries, Inc. ("Nesco"), a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB, Symbol NESK) Common Stock. Nesco was engaged primarily in asbestos abatement contracting but had ceased operations in 2003. See Item 12 "Certain Relationships and Related Transactions."

     The Company held a 10.3% minority voting investment interest in Hydrogel Design Systems, Inc. ("HDS"), a privately held Delaware corporation engaged in the manufacturing, marketing, selling and distribution of hydrogel materials.

     On May 25, 2004, Nesco, HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Share Exchange Agreement, dated as of April 29, 2004 (the "Exchange Agreement"), whereby HDS became a majority owned subsidiary of Nesco and the holders of HDS common stock and debt hold a majority interest of Nesco.

     The transactions contemplated by the Exchange Agreement are intended to be a tax free exchange pursuant to Section 368 of the Internal Revenue Code of 1986.

     Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock ("Preferred Stock") for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Preferred Stock will be automatically converted into shares of Nesco Common Stock. The shares described as being owned by Company reflect this conversion.

     The Company has not derived significant revenues since its inception in March 1995. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products that were being developed, the Company has accumulated a deficit of approximately $11,419,000 through April 30, 2005.

     The net loss for the year ended April 30, 2005 was approximately ($504,000) as compared to a net loss of approximately ($629,000) for the year ended April 30, 2004. There were no revenues in either of the two periods. In the current year, the loss of approximately $504,000 is primarily attributable to the recognition of income due to the forgiveness of debt of royalties in the amount of $354,000 offset by a loss on debt extinguishment of approximately $188,000 for stock issued in settlement of debt, amortization of debt discount and financing costs of approximately $175,000, general and administrative costs of approximately $125,000, costs associated with a failed merger of $86,000 and the establishment of a reserve for collectibility for a loan made to a merger candidate of approximately $263,000. In the prior year, the loss of approximately $629,000 was primarily attributable to the establishment of a reserve of approximately $296,000 which has been set-up by management for the collectibility of promissory notes and interest which were due on July 1, 2003, for the purchase of securities and general and administrative costs of approximately $146,000. Although the notes have been extended for an additional three (3) year term, management believes that their collectibility is uncertain at this time. In addition, the Company was obligated to issue stock valued at approximately $202,000 to various parties in connection with a certain Asset Purchase Agreement and made a non-refundable deposit of $25,000 to a party in connection with this agreement. These costs were charged to operations in the prior year. See Item 12 "Certain Relationships and Related Transactions".

Plan of Operation

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

     On April 22, 2005, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the payment into the escrow deposit. The transaction did not close by that date and the $100,000 deposit was delivered to the prospective seller. Management is still in discussions regarding such transaction, however at this time no binding letter of intent or definitive agreement is in force. If such agreements are formalized, the Company will disclose this information in the appropriate filings. At this time, the Company has not made a demand under the personal guarantee for reimbursement of the $100,000.

     No assurance can be made with respect to the viability of the Company in the long term. The Company no longer holds any development licenses and has determined that its current medical products have no viable marketability. The Company is continuing to pursue the asset purchase of a nutriceutical company as described above and exploring other business opportunities, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

     In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition, management may pursue the sale of some or all of the Company's assets or seek additional financing. At this time, the primary asset is the Company's equity position in Nesco. As of April 30, 2005, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.44% of the outstanding equity securities of Nesco. Although these shares may be sold one year from the exchange date (after May 25, 2005), the Company does not have actual common shares at this time; as noted above, Nesco issued Series B Preferred shares which will be automatically converted to common shares at such time that authorization is received to issue these shares. In addition, these shares are not registered and the trading volume of the Nesco stock is minimal. Due to these factors, both the number of shares which could be sold and the amount which could be realized from a sale are not readily determinable at this time.

     Off-Balance Sheet Arrangements

     At April 30, 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

     Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $11,419,000, has a working capital deficit of approximately $921,000, and utilized cash of approximately $208,000 for operating activities for the year ended April 30, 2005, all of which raise substantial doubt about its ability to continue as a going concern. In addition, the Company has not generated any revenue in the last two fiscal years ended April 30, 2005 and April 30, 2004. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. The Company is presently exploring several alternatives, as described above, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

     No assurance can be made as to the success of an acquisition transaction or as to the success of the Company's future course of operations which are undetermined at this time. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Critical Accounting Policies

     Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25 ("APB No. 25"). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the first quarter of 2006.

SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

     The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a "lattice" model. The Company expects to continue using the Black-Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.

     The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See financial statements following Item 14 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 8A.  CONTROLS AND PROCEDURES

     The Securities and Exchange Commission defines the term disclosure controls and procedures to be a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions' rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

     Based on an evaluation performed, the Company's principal executive officer and principal financial officer, who is the same person, has concluded that the disclosure controls and procedures were effective as of April 30, 2005, to provide reasonable assurance of the achievement of these objectives.

     There was no change in the Company's internal control over financial reporting during the fiscal year April 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

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

           Name              Age                  Position Held
           ----              ---                  -------------

     Matthew L. Harriton      41          President, Chief Executive Officer,
                                          Chief Financial Officer  and Director

     Dr. Daniel Durchslag     60          Director


     Background of Executive Officers and Directors

     Matthew L. Harriton has served as the Chief Financial Officer of the Company since January 1996. In April 1997, Mr. Harriton became the Chief Executive Officer and a Director of the Company, and assumed the position of President. Mr. Harriton also serves as President and Chief executive Officer of Hydrogel Design Systems, Inc., and Nesco Industries, Inc. in which the Company has a 4.44% minority voting interest, since May 2004. HDS is a majority owned subsidiary of Nesco. Prior to joining Embryo Development Corporation, Mr.
Harriton's  professional  experience  included  positions  at  CIBC  Wood  Gundy
Securities Corporation from June 1994 until December 1995, Coopers & Lybrand from September 1990 until May 1994, and The First Boston Corporation from June 1986 until May 1988. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

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

Item 10.  EXECUTIVE COMPENSATION

                                                  SUMMARY COMPENSATION TABLE
                                                  --------------------------

                                                                                            Long Term Compensation
                                                                                            ----------------------
                                   Annual Compensation                                 Awards                  Payouts
                          ---------------------------------                           -------                  -------
   (a)                        (b)      (c)           (d)           (e)                  (f)             (g)      (h)(i)
                                                                                    Restricted                 All
                                                                Other                 Stock                    LTIP      Other
                                                                Annual                Awards      Options/   Payouts   Compensation
Name and Principal Position   Year    Salary($)    Bonus($)  Compensation($)           ($)         SARs(#)     ($)         ($)
---------------------------   ----    ---------    --------  ---------------       ------------   ---------  --------  ------------
Matthew L. Harriton, CEO      2005    $30,000     $   -0-         0                    ---            0          0         0
(1)                           2004    $30,000     $   -0-         0                    ---            0          0         0
                              2003    $60,000     $   -0-         0                    ---            0          0         0
--------------------

(1) Matthew Harriton, had ceased receiving a salary in October 2003. Beginning in February 2005, a salary of $10,000 per month has been accrued for Mr. Harriton but has not been paid. In September 2004, Mr. Harriton was issued an aggregate of 5,250,000 shares of common stock in exchange for $52,500 of funds due him. Of this amount, $47,500 was related to prior accrued payroll that had not been paid in prior years and $5,000 was related to a loan he had made to the Company. In lieu of the above issuance of common stock, the Company agreed to issue 52,500 shares of its newly designated Series B Convertible Preferred Stock. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Preferred Stock will be automatically converted into 100 shares of common stock. The value of the stock issued ($210,000)was recorded as a reduction of liabilities in the aggregate of $52,500 and $157,500 was charged to operations for the extinguishment of this debt.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------
   (a)                  (b)                        (c)                   (d)                 (e)
                                           % of Total Options
                   Number of Securities    Options/SARs Granted                          Exercise or
                   Underlying Option/      to Employees in          Base Price           Expiration
Name               SARs Granted (#)        Fiscal Year              (# Share)              Date
----               ---------------------   ---------------------    -----------        --------------
Matthew Harriton            0                      0                  N/A                    N/A

                       AGGREGATED OPTION/SARs EXERCISES IN
                           LAST FISCAL YEAR AND FY-END
                               OPTIONS/SAR VALUES
                       ------------------------------------
   (a)                  (b)                        (c)                   (d)                    (e)
                                                                      Number of              Value of
                                                                 Securities Underlying      Unexercised
                                                                  Unexercised Options/      In-the-Money
                                                                     SARs at FY-End (#)    Options/SARs at
                           Shares Acquired       Value               Exercisable/        FY-End Exercisable
Name                       on Exercise (#)       Realized ($)        Unexercisable          Unexercisable
----                      -----------------      ------------   -----------------------  --------------------
Matthew Harriton                 0                   $ 0                 -0-0-                  -0-/-0-

Employment Agreements

     None

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

     As of July, 2005 options to purchase 1,650,000 shares of common stock, and no SARs have been granted and exercised under the Incentive Option Plan and otherwise. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of July 28, 2005 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group. For this purpose, each outstanding share of automatically convertible Series B Preferred Stock has been treated as having been converted into100 shares of common stock. These shares will automatically convert to common at such time the Company increases the amount of common stock it is authorized to issue. Unless otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the beneficial owners indicated.

                                                    Percentage                              Percentage
                                  Shares of         (%) of                                  (%) of Total
  Name and Address                 Common            Common            Shares of             Combined\
of Beneficial Owner              Stock Owned         Stock          Preferred Stock(1)        Vote(1)
-------------------              -----------        ------------    ------------------     ---------------

Daniel Durchslag                   250,000             1.3               ----                     1.3
9400 Brighton Way
Suite 402
Beverly Hills, CA 90210

Karen Nazzareno (5)                400,000             2.0                                        2.0
305 Madison Avenue
New York, NY 10165

Matthew L. Harriton              6,500,000            32.5                                       32.5
305 Madison Avenue
New York, NY  10165

Santo Petrocell i(2)             1,000,000             5.0               ----                     5.0
12-12 43rd Avenue
Long Island City, NY 11101

Startek Entertainment Corp.(3)   1,000,000             5.0               ----                     5.0
336 East Pleasant Grove Road
Jackson, NJ 08527

Advisor Shares(4)                1,500,000             7.5               ----                     7.5
Various

YBR (4)                          4,250,000            21.3               ----                    21.3
305 Madison Avenue
New York, NY  10165

All directors and officers       7,150,000            35.8               ----                    35.8
as a group (3 persons)


(1) Holders of preferred stock are entitled to vote on all matters of the Company submitted to a vote of stockholders with one share of preferred stock equalling the same voting rights as one share of common stock. Series A Preferred stock was retired during the current year and the Series B Preferred Stock is treated as being converted to common

(2) Santo Petrocelli is a debtholder of the Company who was issued 10,000 shares of Series B Preferred stock, which will be converted to 1,000,000 shares of common stock, in exchange for $10,000 of debt due him from the Company. This exchange was required under the terms of an investment banking agreement entered into in September 2004. The value of the stock issued ($40,000) was recorded as a reduction of debt in the amount of $10,000 and $30,000 was charged to operations for the extinguishment of this debt. See Item 12 "Certain Relationships and Transactions".

(3) Startek Entertainment is a corporation that was granted 1,000,000 shares in April 2004 of Common Stock in connection with an asset purchase agreement with MAC. MAC was a party to a certain Share Exchange Agreement between the Company and YBR. See Item 12 "Certain Relationships and Transactions". The value of the common shares granted ($30,000) was charged to operations in the prior year; the shares were issued in December 2004. In January 2005, 600,000 of these shares were transferred to individual shareholders of Startek.

(4) YBR and certain advisors were granted 4,250,000 and 1,500,000 shares, respectively, of Common Stock in connection with a Share Exchange Agreement with the Company. See Item 12 "Certain Relationships and Transactions". The value of the common shares to be issued ($172,500) was charged to operations in the prior year. In September 2004, 57,500 Series B Preferred shares were issued, which will be converted to 5,750,000 shares of common stock to these parties.

(5) Ms. Nazzareno, a former employee of the Company, was appointed Secretary in November 2004.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     On September 1, 2001, the Company entered into a sublease with HDS for office space on a month to month basis. In May, 2004, the lease expired and the Company ceased paying rent. The Company has been able to remain in the office space as the space is shared with HDS and other tenants and Company's use is minimal. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.

     The Company holds the equivalent of approximately 4,837,500 shares or 4.44% of Nesco Industries, Inc. ("Nesco"), a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB, Symbol NESK) Common Stock. Nesco was engaged primarily in asbestos abatement contracting but had ceased operations in 2003.

     The Company held a 10.3% minority voting investment interest in Hydrogel Design Systems, Inc. ("HDS"), a privately held Delaware corporation engaged in the manufacturing, marketing, selling and distribution of hydrogel materials.

     On May 25, 2004, Nesco, HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Share Exchange Agreement, dated as of April 29, 2004 (the "Exchange Agreement"), whereby HDS became a majority owned subsidiary of Nesco and the holders of HDS common stock and debt hold a majority interest of Nesco.

     The transactions contemplated by the Exchange Agreement are intended to be a tax free exchange pursuant to Section 368 of the Internal Revenue Code of 1986.

     Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock ("Preferred Stock") for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Preferred Stock will be automatically converted into shares of Nesco Common Stock. The shares described as being owned by Company reflect this conversion.

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

     The assets of MAC included the non-exclusive rights to distribute and exploit a music library of approximately 9,000 recordings pursuant to that certain Asset Purchase Agreement (the "Startek Agreement") made the 7th day of April 2004 by and between Startek Entertainment Corp., a New Jersey Corporation ("Startek"), Joe Venneri who is also President of Startek ("Venneri") and MAC. The Startek Agreement provides that a sale of all of the shares of stock of MAC to a third party shall not affect the enforceability of this agreement subject to satisfying certain obligations, which the Company met, including the issuance of 1,000,000 shares of common stock of the Company to Startek. The value of the common shares granted ($30,000) was charged to operations in the year ended April 30, 2004. These shares were subsequently issued in December 2004.

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

     On September 9, 2004, the Company entered into an investment banking agreement with Sloan Securities Corp. for an initial term of 180 days for advisory services and to obtain bridge financing of up to $950,000 in connection with an acquisition transaction. The Company received gross proceeds of $750,000 in connection with this agreement. This bridge financing was provided by accredited investors, the terms of which were agreed upon by the Company and the entities providing the financing. On September 28, 2004, the Company, under the terms of a secured promissory note, made advances of $300,000 to a possible acquisition candidate, AES Management Buyout Company, Inc. ("AMBO"). The note, as amended, bears interest at 8% and was due on the earlier of (a) one year or
(b) on April 15, 2005 if a definitive agreement between the parties was not entered into by March 15, 2005. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with AMBO due to the inability to cure defaults on certain of its outstanding indebtedness owing to a third party. On April 11, 2005, the Company agreed to extend the due date of the note to June 15, 2005 subject to the Company receiving a principal payment of $50,000, which was subsequently received on April 19, 2005. This note is secured by the assets of the borrower. Accrued interest approximated $13,000 at April 30, 2005. To date, the note has not been paid. At April 30, 2005, the amount due on the note and accrued interest in the aggregate of $263,074 has been reserved for by the Company as collectibility is uncertain at this time. The Company incurred costs of approximately $86,000 in connection with this failed acquisition which have been expensed in the current fiscal year.

     As a condition of the investment banking agreement, two creditors of the Company were required to reduce the obligations of the Company to them by applying a portion of the Company's obligation to them to the purchase of common stock of the Company. On September 30, 2004, an officer of the Company, Matthew Harriton, President and Director, under the terms of a security purchase agreement, exchanged $52,500 of funds due him for loans and accrued payroll for 5,250,000 shares of common stock. On September 30, 2004, Santo Petrocelli, a note holder of the Company in the amount of $30,000, under the terms of a security purchase agreement, exchanged $10,000 of the debt due him for 1,000,000 shares of common stock. In lieu of the above issuance of common stock, the Company agreed to issue 62,500 shares of its newly designated Series B Convertible Preferred Stock. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Preferred Stock will be automatically converted into 100 shares of common stock. The value of the stock issued ($250,000)was recorded as a reduction of liabilities in the aggregate of $62,500 and $187,500 was charged to operations for the extinguishment of this debt.

     On September 29, 2004, the Company received the first tranche of bridge financing in connection with this investment banking agreement. The Company received gross proceeds of $200,000 from Embryo Partners, LLC and entered into a Note Purchase Agreement with this investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note shall convert on a mandatory basis into 20,000,000 shares of common stock if any time prior to maturity the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control. The lender may exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. For the year ended April 30, 2005, the amortization of debt discount was approximately $117,000. To date, the note has not been converted.

     On November 23, 2004, the Company received the second tranche of bridge financing in connection with this investment banking agreement. The Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes would also receive five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004 the offering was completed and the Company issued notes in the principal amount of $550,000 to a series of accredited investors and warrants to purchase 550,000 shares of common stock in connection with these notes. Approximately $11,000 of the proceeds were attributed to the fair value of the warrants. This amount was recorded as an equity component. The remaining balance of $539,000 was recorded as debt. For the year ended April 30, 2005 the amortization of debt discount was approximately $5,000. The notes are convertible into common stock on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at last $3 million at a pre-money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lender may exercise a discretionary conversion during the last 120 days prior to the maturity date of the notes at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing. To date, the notes have not been converted.

     On October 18, 2004, the Company purchased all the outstanding shares of Series A Preferred Stock (6,000,000 shares) from the sole shareholder M.D. Funding for an aggregate of $20,000. This stock has been retired.

     On April 22, 2005, the Company entered into an investment banking agreement with Sloan Securities Corp. for an initial term of 180 days to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of Sloan Securities Corp. has personally guaranteed repayment to us of the payment into the escrow deposit. The transaction did not close by that date and the $100,000 deposit was delivered to the prospective seller. Management is still in discussions regarding such transaction, however at this time no binding letter of intent or definitive agreement is in force. If such agreements are formalized, the Company will disclose this information in the appropriate filings. At this time, the Company has not made a demand under the personal guarantee for reimbursement of $100,000.

Item 13. EXHIBITS

3.01(A)    Certificate of Incorporation of the Company.

3.02(A)    By-Laws of the Company.

3.03(D)    Certificate of Designations of Series B Convertible Preferred Stock

3.04(D) Amendment to Certificate of Designations of Series B Convertible Preferred Stock

4.1(E) 8% Senior Secured Convertible Promissory Notes - by and among the Company and accredited investors dated
           November 23, 2004.

4.2(E) Warrant issued in conjunction with 8% Senior Secured Convertible Promissory Notes - by and among the Company and accredited investors dated November 23, 2004.

4.3 Stock Purchase Agreement by and between the Company and Matthew Harriton dated September 21, 2004.

4.4 Stock Purchase Agreement by and between the Company and Santo Petrocelli dated September 21, 2004.

4.5 8% Convertible Promissory Notes - by and among the Company and Embryo Partners, LLC dated September 29, 2004.

10.01(A) Asset Purchase Agreement by and between C.F. Electronics and the Company dated September 14, 1995.

10.02(B) Equipment Financing Agreement by Becton Dickinson and Hydrogel Design Systems, Inc. dated January 24, 1997.

10.03(C) Promissory Note between Sterling Foster Securities Litigation Fund and the Company dated June 26, 2001.

10.04 Secured Promissory Note between AES Management Buyout Company and the Company dated September 28, 2004.

10.05 Amendment #1 dated January 25, 2005 to the Secured Promissory Note between AES Management Buyout Company and the Company dated September 28, 2004.

10.06 Amendment #2 dated April 11, 2005 to the Secured Promissory Note between AES Management Buyout Company and the Company dated September 28, 2004.

31        Certification of Principal Executive and Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Principal Executive Officer and Financial Officer pursuant to to Section 906 of the Sarbanes-Oxley Act of 2002.

(A) Incorporated by reference to the Company's Registration Statement on Form SB-2 No. 33-92366.

(B)       Incorporated by reference to the Company's Form 10QSB dated January
          31, 1997.

(C)       Incorporated by reference to the Company's Form 10KSB dated April
          30, 2001.

(D)       Incorporated by reference to the Company's Form 10QSB dated October
          31, 2004.

(E) Incorporated by reference to the Company's Form 8-K filed on November 23, 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to the Company by its independent accountants, Rothstein Kass & Company, P.C. applicable to the fiscal years ended April 30, 2005 and April 30, 2004:

  Fee Category                                   2005                 2004
  ------------                                   ----                 ----
Audit fees                                     $30,200              $24,200

Audit-related fees                                -                     -

Tax fees                                          -                   2,500

All other fees                                    -                     -
                                              ---------             ---------
Total fees                                     $30,200              $26,700
                                              =========             =========

Audit fees: Consists of fees for professional services rendered by our principal accountants for the annual audit of the Company's financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees: Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

Tax fees: Consists of fees for professional services rendered by our principal accountants for tax advice.

All other fees: Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        August 13, 2005
                                 EMBRYO DEVELOPMENT CORPORATION

                                 By:   /s/ Matthew L. Harriton
                                      Matthew L. Harriton
                                     Chief Executive Officer, Chief Financial
                                     Officer Principal Accounting Officer and
                                     Director

     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
Registration Statement or Amendments thereto has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                  Title                        Date
        ---------                  -----                        ----


/s/ Matthew L. Harriton       Chief Executive Officer,      August 13, 2005
Matthew L. Harriton           Chief Financial Officer,
                              Principal Accounting
                              Officer and Director

 /s/ Daniel Durchslag         Director                      August 13, 2005
Daniel Durchslag

                         EMBRYO DEVELOPMENT CORPORATION
                              FINANCIAL STATEMENTS





Report of Independent Registered Public Accounting Firm                   F-1

Balance sheet                                                             F-2

Statements of operations                                                  F-3

Statements of stockholders' deficit                                       F-4

Statements of cash flows                                              F-5-F-6

Notes to financial statements                                        F-7-F-17

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Embryo Development Corporation
   New York, New York


     We have audited the accompanying balance sheet of Embryo Development Corporation as of April 30, 2005, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Embryo Development Corporation as of April 30, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has significant cumulative losses and a working capital deficit and has not generated any revenue in the last two fiscal years ended April 30, 2005 and April 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Rothstein, Kass & Company, P.C.


Roseland, New Jersey
July 15, 2005

                         EMBRYO DEVELOPMENT CORPORATION

                       BALANCE SHEET AS OF APRIL 30, 2005


Assets:
Current Assets:

  Cash                                                                    $     135,647
                                                                          -------------
   Total Current Assets                                                         135,647
                                                                          -------------
Property and Equipment -  Net of Accumulated Depreciation of $40,149              1,223
                                                                          -------------
Investment in Unconsolidated Investee - At Cost                                  39,026
                                                                          -------------
Other Assets
  Deferred Financing Costs                                                       59,831
   Deferred Asset Acquisition Costs                                              37,545
                                                                          -------------
      Total Other Assets                                                         97,376
                                                                          -------------
  Total Assets                                                            $     273,272
                                                                          =============
Liabilities and Stockholders' Deficit:
Current Liabilities:
  Accounts Payable and Accrued Expenses                                   $     251,601
   Notes and Interest Payable                                                   115,177
   Convertible Bridge Loans and Interest Payable, net of Debt
     Discount of $89,298                                                        689,480
                                                                          -------------
  Total Current Liabilities                                                   1,056,258
                                                                          -------------
Commitments and Contingencies

Stockholders' Deficit:
  Preferred Stock, $.0001 Par Value; Total Authorized 15,000,000
   Shares, 6,000,000 Series A,  3,000,000 Series B;
     120,000 Series B issued and outstanding, Liquidation Preference $4,800         12
  Common Stock, $.0001 Par Value, Authorized 30,000,000
   Shares; 7,995,000 Issued and  Outstanding                                       800
  Additional Paid-in-Capital                                                10,634,773
  Accumulated Deficit                                                      (11,418,571)
                                                                          -------------
  Total Stockholders' Deficit                                                 (782,986)
                                                                          -------------
  Total Liabilities and Stockholders' Deficit                             $    273,272
                                                                          =============

                See Accompanying Notes to Finiancial Statements

                         EMBRYO DEVELOPMENT CORPORATION

                            STATEMENTS OF OPERATIONS

                                                           Years ended
                                                            April 30,
                                                  2 0 0 5               2 0 0 4
                                                  -------               -------


General, Selling and Administrative              $ 124,559             $146,232
                                                ----------            ----------
(Income) expenses:
  Interest Income - Related Party                     -                 (11,256)
  Interest and Other                                21,747                5,584
  Amortization of Debt Discount                    121,220                -
  Amortization of Financing Costs                   53,452                -
  Loss on Extinguishment of Debt                   187,500                -
  Gain on Forgiveness of Debt - Royalty           (354,000)               -
  Reserve for Collectibility of
      Promissory Notes and Interest                   -                 295,819
  Reserve for Collectibility of Loan Receivable
      from Failed Merger Candidate                 263,074                -
  Adjustment for Collectibility of Amount Due
   from Unconsolidated Investee                       -                 (34,633)
   Costs of Failed Merger                           86,482              227,500
                                                ----------            ----------

 Total (income) expenses                          379,475              483,014
                                                ----------            ----------
    Net Loss                                    $ (504,034)           $(629,246)
                                                ==========            ==========

  Basic and Diluted Net Loss Per Common
     Share                                      $     (.03)          $     (.09)
                                                ==========            ==========
  Weighted Average Number of Common
       Shares Used in Computing Basic and
       Diluted Loss Per Common Share            14,636,096            7,058,014
                                                ==========            ==========

                                 F-3
         See Accompanying Notes to Financial Statements.

                                              EMBRYO DEVELOPMENT CORPORATION

                                           STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                  Series A         Series B     Additional                 Notes and      Total
                                Common Stock   Preferred Stock  Preferred Stock  Paid-in     Accumulated   Interest    Stockholders'
                              Shares  Amount   Shares   Amount  Shares   Amount  Capital     Deficit       Receivable     Deficit
                              ------  ------   ------   ------- ------   ------ -----------  ------------  ----------  ------------

Balance-April 30, 2003       6,995,000 $700    6,000,000  $600     --       --  $9,991,267 $(10,285,291)    $(279,685)   $(572,409)

Interest on Notes Receivable                                                                                  (16,134)     (16,134)

Reserve for Notes Receivable                                                                                  295,819      295,819

Net Loss                                                                                                     (629,246)    (629,246)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - April 30, 2004     6,995,000  700    6,000,000   600     --       --   9,991,267  (10,914,537)         --       (921,970)

Repurchase and Retirement
 of Series A Preferred                        (6,000,000) (600)                    (19,400)                               ( 20,000)

Shares issued in connection
 with Share Exchange
 Agreement and Termination
 of Agreement                1,000,000  100                      57,500    $ 6     202,394                                 202,500

Exchange of Debt for Equity                                      62,500      6     249,994                                 250,000

Beneficial Conversion Feature
 of Convertible Bridge Loan                                                        200,000                                 200,000

Issuance of Warrants in
 connection with Convertible
 Bridge Loan                                                                        10,518                                  10,518

Net Loss                                                                                       (504,034)                  (504,034)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - April 30, 2005     7,995,000   $ 800     --    $--   120,000     $12 $10,634,773 $(11,418,571)      $   --      $(782,986)
                             =========   =====    ===    ===   =======     === =========== =============      =======     =========


                                                                         F-4
                                See Accompanying Notes to Financial Statements.

                         EMBRYO DEVELOPMENT CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                Years ended
                                                                 April 30,
                                                       2 0 0 5               2 0 0 4
                                                       -------               -------
Operating Activities:
   Net Loss                                           $(504,034)            $(629,246)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
   Depreciation                                           1,311                 1,634
      Amortization of Debt Discount                     121,220                  --
      Amortization of Financing Costs                    53,452                  --
      Loss on Extinguishment of Debt                    187,500                  --
      Gain on Forgiveness of Debt - Royalty            (354,000)                 --
      Costs of Failed Merger                                                  227,500
   Adjustment for Collectibility of Amount Due from
      Unconsolidated Investee                                                 (34,633)
   Reserve for Collectibility of Promissory Notes
      and Interest                                                            295,819
   Reserve for Collectibility of Loan Receivable,
     (including Accrued Interest)
     from Failed Merger Candidate                       263,074                  --
 Changes in Assets and Liabilities:
   [Increase] Decrease:
   Interest Receivable                                  (13,074)              (16,134)
   Prepaid Expenses and Other Current Assets               --                  11,361
 Increase [Decrease]:
   Accounts Payable and Accrued Expenses                 61,056                79,286
   Royalty Payable                                      (25,000)                 --
                                                      ---------              ---------
      Net Cash used in Operating Activities            (208,495)              (64,413)
                                                      ---------              ---------
Investing Activities:
   Loan Receivable - Merger candidate                  (300,000)                 --
   Repayment of Loan - Merger candidate                  50,000                  --
   Repayment of Loans from Unconsolidated Investee       14,876                54,391
   Deferred Asset Acquisition Costs                     (37,545)                 --
   Payment of Acquisition Deposit                          --                 (25,000)
                                                      ---------              ---------
     Net Cash provided by (used in)
     Investing Activities                              (272,669)               29,391
                                                      ---------              ---------
Financing Activities:
   Net proceeds from convertible bridge loans           636,717                  --
   Purchase and Retirement of Series A
     Preferred Stock                                    (20,000)                 --
  Proceeds from Loan from Officer                                               5,000
   Proceeds from Note Payable - Acquisition                --                  30,000
                                                      ---------              ---------
     Net Cash provided by Financing Activities          616,717                35,000
                                                      ---------              ---------
Net Increase [Decrease] in Cash and Cash
   Equivalents                                          135,553                   (22)

Cash and Cash Equivalents - Beginning of Period              94                   116
                                                      ---------              ---------
Cash and Cash Equivalents - End of Period             $ 135,647               $    94
                                                      =========              =========

                                       F-5

                See Accompanying Notes to Financial Statements.



                         EMBRYO DEVELOPMENT CORPORATION

                      STATEMENTS OF CASH FLOWS (Continued)


                                                                Years ended
                                                                 April 30,
                                                       2 0 0 5               2 0 0 4
                                                       -------               -------


Supplemental disclosure of non-cash investing
     and financing activities:
   Stock issued in connection with Share Exchange
     Agreement and Termination of Agreement          $  202,500            $
                                                      =========              =========
   Stock issued in exchange for debt and payroll     $   62,500            $    --
                                                      =========              =========
   Warrants issued and embedded conversion
     feature associated with convertible bridge
     loans                                           $  210,518            $    --
                                                      =========              =========
Cash paid for Interest - Net of Capitalized Interest $                     $     1,872
                                                      =========              =========


                                       F-6
                See Accompanying Notes to Financial Statements.

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

In January 1997, the Company acquired a majority interest in Hydrogel Design Systems, Inc. ["HDS"] which was a consolidated subsidiary of the Company until January 21, 1998. On that date, the Company's ownership of HDS dropped to 45.6%, and the investment was accounted for under the equity method. In January 1999, the Company's share of HDS dropped to 14.4% and was presented on the cost basis from then on. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product. At April 30, 2004, the Company held 11.4% of the common stock of HDS and 10.3% of total voting shares of HDS. On May 25, 2004, Nesco Industries, Inc. ("Nesco"), a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB, Symbol NESK), HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Share Exchange Agreement, dated as of April 29, 2004 (the "Exchange Agreement"), whereby HDS became a majority owned subsidiary of Nesco and the holders of HDS common stock and debt hold a majority interest of Nesco.

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

As a result of the Company exchanging the HDS shares it owned for Nesco shares, the Company now holds the equivalent of approximately 4,837,500 shares or 4.44% of Nesco Common Stock as of April 30, 2005. Nesco was engaged primarily in asbestos abatement contracting but had ceased operations in 2003.

                         EMBRYO DEVELOPMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Sheet #2

[1] Organization and Nature of Operations [Continued]

Management had entered into a Share Exchange Agreement in April 2004 with Yellow Brick Road Ventures, LLC (see Note 6). On September 21, 2004, this transaction was terminated as the party involved in the transaction did not deliver the financing to the Company as required by that agreement. The Company is presently exploring several alternatives, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

On September 9, 2004, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of up to $950,000 in connection with an acquisition transaction (see Notes 5 and 8). The Company received gross proceeds of $750,000 ($636,717 net of financing costs) in connection with this agreement. The Company made advances in the aggregate of $300,000 to a possible merger candidate under the terms of a secured promissory note dated September 28, 2004 (see Note 3). On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party.

On April 22, 2005, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction (see Note 5) which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the escrow deposit. The transaction did not close by that date and the $100,000 deposit was delivered to the prospective seller. Management is still in discussions regarding such transaction, however at this time no binding letter of intent or definitive agreement has been made. If such agreements are formalized, the Company will disclose this information in the appropriate filings. The Company has not made a demand under the personal guarantee at this time for reimbursement of the escrow deposit.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $11,419,000, has a working capital deficit of approximately $921,000, and utilized cash of approximately $208,000 for operating activities for the year ended April 30, 2005, all of which raise substantial doubt about its ability to continue as a going concern. In addition, the Company has not generated any revenue in the last two fiscal years ended April 30, 2005 and April 30, 2004. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. Management anticipates that to meet these needs will require raising additional funds from either the debt or equity markets. The Company is presently exploring several alternatives, as described above, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

                         EMBRYO DEVELOPMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Sheet #3

[1] Organization and Nature of Operations [Continued]

On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re- configure its assets to remove itself from the definition of an investment company under the '40 Act. The share exchange agreement with Yellow Brick Road LLC described in the Company's 10-KSB filed on August 13, 2004, was intended to satisfy this commitment. That transaction was not successful and was terminated in September 2004. The Company advised the SEC on September 1, 2004 that it will continue its efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company had entered into an investment banking agreement (see Note 5) and was in discussions with a merger candidate (see Note 3) in order to resolve this issue. This effort was terminated on March 30, 2005. The Company is presently in discussions with a party in connection with an asset acquisition and entered into an investment banking agreement on April 22, 2005 in connection with this transaction. The Company cannot give any assurance that it will be successful but believes it will resolve the issue in the near future. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition, management may pursue the sale of some or all of the Company's assets or seek additional financing. At this time, the primary asset is the Company's equity position in Nesco. As of April 30, 2005, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.44% of the outstanding equity securities of Nesco. Although these shares may be sold one year from the exchange date (after May 25, 2005), the Company does not have actual common shares at this time; as noted above, Nesco issued Series B Preferred shares which will be automatically converted to common shares at such time that authorization is received to issue these shares. In addition, these shares are not registered and the trading volume of the Nesco stock is minimal. Due to these factors, both the number of shares which could be sold and the amount which could be realized from a sale are not readily determinable at this time.

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

Depreciation expense for the years ended April 30, 2005 and 2004 amounted to $1,311 and $1,634, respectively.

                         EMBRYO DEVELOPMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Sheet #4

[2] Summary of Significant Accounting Policies [Continued]

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and receivables from related parties. The Company routinely assesses the financial strength of any potential customers and third party payors. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company does not require collateral or other security to support financial instruments subject to credit risk.

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

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Diluted loss per common share is the same as basic loss per common share for all periods presented. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. At April 30, 2005, the weighted average number of common shares outstanding gives effect to the current outstanding common shares in the aggregate of 7,995,000 shares and 120,000 shares of Series B Preferred which will be automatically converted into 12,000,000 common shares at such time that the Company increases the number of common shares it is authorized to issue. At April 30, 2004, the weighted average number of common shares outstanding gives effect to the 1,000,000 shares of common stock to be issued in connection with a Share Exchange Agreement but does not give effect to the 5,750,000 shares to be issued upon termination of the Share Exchange Agreement (see Notes 5 and 6).

                         EMBRYO DEVELOPMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Sheet #5

[2] Summary of Significant Accounting Policies [Continued]

Fair Value of Financial Instruments The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the balance sheet at April 30, 2005.

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

The Company accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized in the accompanying statements of operations, as no options were granted in the respective periods. As of April 30, 2005 and 2004, there were no stock options or warrants outstanding under stock-based compensation plans.

New Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R, "Share- Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25 ("APB No. 25"). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R for the Company is the first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods, either for all prior periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS No. 123. The Company has not yet determined which of the methods it will use upon adoption.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a "lattice" model. The Company expects to continue using the Black- Scholes option pricing model upon adoption of SFAS No. 123R to measure the fair value of stock options.

The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future, and accordingly, the Company has not determined the impact of adoption of this statement on its results of operations.

                         EMBRYO DEVELOPMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Sheet #6


[3] Loan Receivable - Failed Merger Candidate

On September 28, 2004, the Company, under the terms of a secured promissory note, made advances of $300,000 to a possible acquisition candidate. The note, as amended, bears interest at 8% and was due on the earlier of (a) one year or
(b) on April 15, 2005 if a definitive agreement between the parties was not entered into by March 15, 2005. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party. On April 11, 2005, the Company agreed to extend the due date of the note to June 15, 2005 subject to the Company receiving a principal payment of $50,000, which was subsequently received on April 19, 2005. This note is secured by the assets of the borrower. Accrued interest approximated $13,000 at April 30, 2005. To date, the note has not been paid. At April 30, 2005, the amount due on the note and accrued interest in the aggregate of $263,074 has been reserved for by the Company as collectibility is uncertain at this time.

[4] Investment in HDS and Nesco

As of April 30, 2004, the Company held approximately 11.4% of the common stock of HDS and 10.3% of total voting shares. This investment was accounted for using the cost method. Pursuant to the share exchange agreement described in Note 1, the Company now holds the equivalent of approximately 4,837,500 shares or 4.44% of Nesco Common Stock. This investment has been valued at cost which approximated $39,000 as there is no readily determinable fair value for the shares at this time.

[5] Investment Banking Agreements

On September 9, 2004, the Company entered into an investment banking agreement for an initial term of 180 days for advisory services and assistance with an acquisition transaction. Under the terms of the agreement, as amended, bridge financing would be provided to the Company of up to $950,000, in two tranches. This bridge financing was provided by accredited investors, the terms of which were agreed upon by the Company and the entities providing the financing (see
Note 8). On March 30, 2005, the Company terminated its efforts to complete a definitive acquisition transaction due to the inability of the targeted candidate to cure defaults on certain of its outstanding indebtedness owing to a third party. The Company incurred costs of approximately $86,000 in connection with this failed acquisition which have been expensed in the current fiscal year.

As a condition of the agreement, two creditors of the Company were required to reduce the obligations of the Company to them by applying a portion of the Company's obligation to them to the purchase of common stock of the Company. On September 30, 2004, an officer of the Company, under the terms of a security purchase agreement, exchanged $52,500 of funds due him for loans and accrued payroll for 5,250,000 shares of common stock. On September 30, 2004, a note holder of the Company in the amount of $30,000, under the terms of a security purchase agreement, exchanged $10,000 of the debt due him for 1,000,000 shares of common stock. In lieu of the above issuance of common stock, the Company agreed to issue 62,500 shares of its newly designated Series B Convertible Preferred Stock. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Preferred Stock will be automatically converted into 100 shares of common stock. The value of the stock issued ($250,000)was recorded as a reduction of liabilities in the aggregate of $62,500 and $187,500 was charged to expense for the extinguishment of this debt.

On April 22, 2005, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company

                         EMBRYO DEVELOPMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Sheet #7


[5] Investment Banking Agreements [Continued]

would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction (see Note 5) which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the escrow deposit. The transaction did not close by that date and the $100,000 deposit was delivered to the prospective seller. Management is still in discussions regarding such transaction, however at this time no binding letter of intent or definitive agreement has been made. If such agreements are formalized, the Company will disclose this information in the appropriate filings. The Company has not made a demand under the personal guarantee at this time for reimbursement of the escrow deposit.

[6] Share Exchange Agreement

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

The assets of MAC included the non-exclusive rights to distribute and exploit a music library of approximately 9,000 recordings pursuant to that certain Asset Purchase Agreement (the "Startek Agreement") made the 7th day of April 2004 by and between Startek Entertainment Corp., a New Jersey Corporation ("Startek"), Joe Venneri who is also President of Startek ("Venneri") and MAC. The Startek Agreement provides that a sale of all of the shares of stock of MAC to a third party shall not affect the enforceability of this agreement subject to satisfying certain obligations, which the Company met, including the issuance of 1,000,000 shares of common stock of the Company to Startek. The value of the common shares granted ($30,000) was charged to operations in the year ended April 30, 2004. These shares were subsequently issued in December 2004.

The Startek Agreement provided that the acquisition price was Four Million Dollars ($4,000,000) (the "Purchase Price"), payable One Million Dollars ($1,000,000) on the date of the closing, and the balance of Three Million Dollars ($3,000,000) in the form of a Senior Secured Obligation payable as twenty five percent (25%) of Distributable Net Income as specifically defined. As a condition to the sale, Mr. Venneri agreed to work for MAC and receive an employment agreement, in connection therewith. The Company was also required to make a non-refundable deposit of $25,000 to Startek, which was funded by a loan from an unrelated third party. In addition, an officer of the Company loaned the Company $5,000 in connection with additional fees related to this transaction. These loans are payable on demand and are non-interest bearing. At April 30, 2005, $10,000 of this debt was converted to equity (See Note 5) and the remaining $20,000 is included on the balance sheet in notes and interest payable.

On September 21, 2004, this transaction was terminated as YBR did not satisfy its obligation to deliver the required financing to the Company. In connection with this termination, the Company redelivered to YBR all shares of the common stock of MAC and issued 57,500 shares of its Series B Preferred Stock which, upon conversion to common shares,will aggregate 5,750,000 shares of common stock; 4,250,000 shares will be issued to YBR and 1,500,000 shares will be issued to advisors as part of the YBR Agreement. The value of the common shares to be issued ($172,500)upon conversion of the Series B preferred shares to common was charged to operations in the year ended April 30, 2004. The non refundable deposit in the amount of $25,000 was charged to operations in the year ended April 30, 2004.

                         EMBRYO DEVELOPMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Sheet #8


[7] License Agreement

Under the terms of an amended licensing agreement entered into on January 22, 1999, pertaining to the manufacture and marketing of a medical device, the self-shielding needle, the Company agreed to pay the licensor a maximum royalty of $450,000 which was to be paid at a rate of $2,500 per month. The aggregate royalty was charged to operations in the year ended April 30, 1999. On January 22, 2001, this license agreement effectively terminated as the Company could not obtain the necessary government approval within the required timeframe since the Company had halted development of the device due to capital constraints. Additionally, the Company could not pay the licensor the required additional $250,000 to extend the regulatory approval requirement. The Company had not been able to make the royalty payment due to cash flow deficiencies. On October 21, 2004, the remaining unpaid balance of $379,000, which was included in current liabilities, was settled in full with the licensor for an aggregate payment of $25,000. The remaining $354,000 has been recorded as forgiveness of debt in the year ended April 30, 2005.

[8] Convertible Bridge Loans

On September 29, 2004, the Company received the first tranche of bridge financing in connection with an investment banking agreement (see Note 5). The Company received gross proceeds of $200,000 and entered into a Note Purchase Agreement with an investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note shall convert on a mandatory basis into 20,000,000 shares of common stock if any time prior to maturity the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control. The lender may exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. For the year ended April 30, 2005, the amortization of debt discount was approximately $117,000. Interest expenses for the year ended April 30, 2005 was approximately $9,000. At April 30, 2005, the note had not been converted.

On November 23, 2004, the Company received the second tranche of bridge financing in connection with the investment banking agreement (see Note 5). The Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes would also receive five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004 the offering was completed and the Company issued notes in the principal amount of $550,000 and warrants to purchase 550,000 shares of common stock in connection with these notes. Approximately $11,000 of the proceeds were attributed to the fair value of the warrants. This amount was recorded as an equity component. The remaining balance of $539,000 was recorded as debt. For the year ended April 30, 2005 the amortization of debt discount was approximately $5,000. The notes are convertible into common stock on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at last $3 million at a pre-money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lender may exercise a discretionary conversion during the last 120 days prior to the maturity date of the notes at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing. Interest expense for the year ended April 30, 2005 was approximately $19,000. At April 30, 2005, the notes had not been converted.

The Company paid approximately $113,000 in financing fees associated with these transactions which are being amortized over the life of the loans. For the year ended April 30 2005, amortization approximated $53,000.

                         EMBRYO DEVELOPMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Sheet #9

[9] Note Payable

In conjunction with a June 2001 litigation settlement, the Company recorded a long-term note payable in the amount of $75,000 which was due on June 26, 2003 and bears interest at 7% per year. The note was not paid when due. The balance due on the note with accrued interest of $95,177 is included in current liabilities. No default has been declared on the note.

[10] Stockholders' Deficit

[A] Capitalization - The Company's authorized capitalization consists of 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. All stock has a $.0001 par value. Each share of common and preferred has one vote in all matters.

In March, 1995, the Company designated 6,000,000 shares of Preferred Stock to be Series A Preferred Stock. In the event of any liquidation, holders of the issued and outstanding shares of Preferred Series A Stock will be entitled to receive, prior to any distribution to the holders of common stock, the sum of $.10 per share.

On April 7, 2004, the Company designated 3,000,000 shares of Preferred Stock to be Series B Convertible stock. The shares are convertible at 100 shares of common for each share of Preferred B stock. The shares have a liquidation preference of $.04 and are automatically convertible to common upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue. The Company issued 120,000 shares of Series B stock in the quarter ended October 31, 2004, which are convertible into 12,000,000 shares of common stock (see Notes 5 and 6).

[B] Issuance of Securities - On June 17, 1998, the Company issued options, to three (3) directors and an employee, to purchase 1,650,000 shares of the Company's common stock at an exercise price equal to the market price on the date of the grant ($.0938) under the Incentive Stock Option Plan (See [E] below). In addition, an aggregate of 500,000 options which were granted to an officer under the terms of a prior employment agreement were amended to have an exercise price of ($.0938), the market price on the date of the amendment. These options were exercised in June 1998 for an aggregate of 2,150,000 shares.

The Company received promissory notes dated July 1, 1998 from three (3) directors and an employee in the aggregate of $201,670 for payment of the shares. The notes were to mature in five (5) years on July 1, 2003, with interest at 8%, and were secured by the related securities. On July 1, 2003, these promissory notes were extended for an additional three (3) year term under the same terms as the original notes. The Company has set up a reserve in the aggregate of approximately $312,000 for the principal and interest due on these notes as their collectibility is uncertain at this time.

In April 2004, the Company was required to issue 1,000,000 shares of common stock in connection with a Share Exchange Agreement (See Note 6). The value of the common stock granted ($30,000) was charged to operations in the year ended April 30, 2004. These shares were issued in December 2004.

[C] Repurchase and Retirement of Series Preferred A Stock - On October 18, 2004, the Company purchased all the outstanding shares of Series A Preferred Stock (6,000,000 shares) from the sole shareholder M.D. Funding for an aggregate of $20,000. This stock has been retired.

                         EMBRYO DEVELOPMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Sheet #10


[10] Stockholders' Deficit - [Continued]

[D] Stock Option Plans - The Company has adopted a Non-Qualified Option Plan [the "Plan"] covering 2,000,000 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance.

The Company has also adopted an Incentive Option and Stock Appreciation Rights Plan [the "Incentive Option Plan"] covering 2,000,000 shares of the Company's common stock. Incentive stock options under the Incentive Option Plan are granted at an exercise price [not less than the fair market value] at the date of grant. Non-qualified options and freestanding stock appreciation rights may also be granted with any exercise price. As of April 30, 2005 and April 30, 2004, there are no outstanding options under this plan.

[E] Net Loss Per Share - Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the years ended April 30, 2005 and 2004, since the effect of any potentially dilutive securities would be antidilutive.

At April 30, 2005, the weighted average number of common shares outstanding gives effect to the current outstanding common shares in the aggregate of 7,995,000 shares and 120,000 shares of Series B Preferred which will be automatically converted into 12,000,000 common shares at such time that the Company increases the number of common shares it is authorized to issue. At April 30, 2004, the weighted average number of common shares outstanding gives effect to the 1,000,000 shares of common stock to be issued in connection with a Share Exchange Agreement but does not give effect to the 5,750,000 shares to be issued upon termination of the Share Exchange Agreement (see Notes 5 and 6).


[F] Reserved Shares - Common shares reserved at April 30, 2005 are as follows:

Incentive Stock Option Plan                      350,000
Non-Qualified Stock Option Plan                2,000,000
                                               ---------
 Total                                         2,350,000
 -----                                         =========

[11] Commitments and Contingencies

[A] Litigation - In June 2001, definitive settlement documents were executed in connection with a consolidated class action in which the Company was a defendant. The settlement documents provided that the Company would pay $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company had remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. In December 2002, the court approved the settlement. The note was not paid when due. No default has been declared on the note (See Note 9).

B] Operating Leases - On September 1, 2001, the Company entered into a sublease with HDS for office space on a month to month basis, which provides for a monthly lease payment of $2,000. In November, 2003, the monthly rent was reduced to $300 per month. In May 2004, the lease expired and the Company has ceased payment of rent.

Aggregate rent expense was $-0- and $13,800 for the years ended April 30, 2005 and 2004, respectively.

                         EMBRYO DEVELOPMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, Sheet #11



[12] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of April 30, 2005 are as follows:


Deferred Tax Assets:
  Net Operating Loss Carryforward                             $3,064,000
   Tax Basis of Intangible Assets in Excess of Book Basis         83,000
  Additional Reserves                                            125,000
                                                              ----------
  Total                                                       $3,272,000
                                                              ==========
Deferred Tax Asset                                             3,272,000
Valuation Allowance                                           (3,272,000)
                                                              ----------
  Net Deferred Tax Asset                                      $        -
  ----------------------                                      ==========

The valuation allowance of $3,272,000 represents an increase of $220,000 over the preceding year. Net operating loss carryforwards of approximately $7,781,000 expire beginning in 2011.


A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the years ended April 30, 2005 and 2004 follows:

                                                    2 0 0 5         2 0 0 4
                                                    -------         -------
Statutory Federal Income Tax Rate                   (34) %          (34) %
State Income Taxes, net of Federal Effect            (6) %          ( 6) %
Valuation Allowance and Other                        40  %           40  %
                                                    ------          ------
Effective Income Tax Rate                            --             --
-------------------------                           ======          ======


[13] Stock Warrants
For the year ended April 30, 2005, warrant activity is as follows:

Exercise Price      Type of    Warrants    Balance           Warrants        Balance
 Per Share            Stock    Expiring    May 1, 2004       Granted    April 30, 2005

   .10              Common     11/23/09        -0-           550,000          550,000
                                         --------------------------------------------
                                               -0-           550,000          550,000
                                         ============================================

All warrants outstanding at April 30, 2005 are exercisable.