Form 10QSB
period 2005-07-31
EMBRYO DEVELOPMENT CORP
filed 2005-09-19
CIK 945439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended July 31, 2005

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

                                      10165
                                      -----
                                   (Zip Code)
                     --------------------------------------
                                 (212) 808-0607

               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X   No
                                                            ---     ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                        Yes  X   No
                                                            ---     ---


   Class                            Outstanding at September 19, 2005
------------                        ---------------------------------
Common Stock                                    7,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                              FORM 10-QSB
                           QUARTERLY REPORT
               For the Three Months Ended July 31, 2005

                           TABLE OF CONTENTS

                                                  Page to Page


Part I - Financial Information

Item 1.  Financial Statements:

Balance Sheet..........................................1

Statements of Operations...............................2

Statements of Cash Flows...............................3

Notes to Financial Statements.......................4-12

Item 2. Management's discussion and analysis
of financial condition and plan
of operations......................................13-19

Item 3.  Controls and Procedures......................20

Part II. - Other information..........................21

Signatures............................................22

Part I - Financial Information
------------------------------
Item 1. Financial Statements
----------------------------


                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                                  BALANCE SHEET
                                  -------------
                                   (Unaudited)
                                    ---------
                                  July 31, 2005
                                  -------------

     ASSETS
     ------
CURRENT ASSETS:
  Cash                                                      $      4,440
                                                            ------------
     Total Current Assets                                          4,440
                                                            ------------
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $40,428                                            944
                                                            ------------
INVESTMENT IN UNCONSOLIDATED INVESTEE - at cost                   39,026
                                                            ------------
OTHER ASSETS
  Deferred financing costs                                        34,073
  Deposit on asset acquisition                                   100,000
                                                            ------------
    Total Other Assets                                           134,073
                                                            ------------
      Total Assets                                          $    178,483
                                                            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    376,941
  Notes and interest payable                                     116,500
  Convertible bridge loans and interest payable,
   net of debt discount of $36,647                               757,464
                                                            ------------
     Total Current Liabilities                                 1,250,905
                                                            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; total authorized
   15,000,000 shares,6,000,000 Series A, 3,000,000 Series B;
   120,000 Series B issued and outstanding,
   liquidation preference $4,800                                      12
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 7,995,000 issued and outstanding                          800
 Additional paid-in-capital                                   10,634,773
 Accumulated deficit                                         (11,708,007)
                                                            ------------
     Total Stockholders' Deficit                              (1,072,422)
                                                            ------------
     Total Liabilities and Stockholders' Deficit            $    178,483
                                                            ============

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)
                                    ---------

                                            THREE MONTHS ENDED
                                            ------------------
                                                JULY 31,
                                                --------
                                             2005       2004
                                             ----       ----
General and administrative              $   54,675   $    541


OTHER(INCOME) EXPENSES:

  Interest income - related party               -      (2,837)
     Interest and other                     18,908        693
  Amortization of debt discount             52,651         -
  Amortization of financing costs           30,243         -
  Reserve for collectibility of
   promissory notes and interest                -       4,067
  Cost of failed asset acquisition         132,959         -
                                        ----------  ---------
 Total Other (Income) Expenses             234,761      1,923
                                        ----------  ---------

NET LOSS                                $ (289,436) $  (2,464)
                                        ==========  =========
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                       $     (.01) $    (.00)
                                        ==========  =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN COMPUTING
 BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                       19,995,000  6,995,000
                                        ==========  =========

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                    ---------

                                             THREE MONTHS ENDED
                                             ------------------
                                                  JULY 31,
                                                  --------
                                               2005      2004
                                               ----      ----
 OPERATING ACTIVITIES:
 Net loss                                    $(289,436)  $(  2,464)
 Adjustments to reconcile net
 loss to net cash used in operating
 activities:
  Depreciation                                     279         347
  Amortization of debt discount                 52,651          -
  Amortization of financing costs               30,243          -
  Write-off of deferred
   asset acquisition costs                      37,545          -
  Reserve for collectibility of
    promissory notes and interest                   -        4,067
 Changes in operating assets and liabilities:
     (Increase) decrease:
      Interest receivable                           -       (4,067)
      Accounts payable and accrued expenses    141,996     (12,383)
                                             ---------   ---------
    Net cash used in operating activities      (26,722)   ( 14,500)
                                             ---------   ---------
INVESTING ACTIVITIES:
 Repayment of loans from unconsolidated
  investee                                          -       14,876
 Payment of asset acquisition deposit         (100,000)         -
                                             ---------   ---------
   Net cash provided by (used in)
     investing activities                     (100,000)     14,876
                                             ---------   ---------
FINANCING ACTIVITIES:
  Deferred financing costs                      (4,485)         -
                                             ---------   ---------
    Net cash used in financing activities       (4,485)         -
                                             ---------   ---------

NET INCREASE (DECREASE) IN CASH               (131,207)        376

CASH at beginning of period                    135,647          94
                                             ---------   ---------
CASH at end of period                        $   4,440   $     470
                                             =========   =========

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                    ---------
                        THREE MONTHS ENDED JULY 31, 2005
                        --------------------------------


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

     In January 1997, the Company acquired a majority interest in Hydrogel Design Systems, Inc. ["HDS"] which was a consolidated subsidiary of the Company until January 21, 1998. On that date, the Company's ownership of HDS dropped to 45.6%, and the investment was accounted for under the equity method. In January 1999, the Company's share of HDS dropped to 14.4% and was presented on the cost basis from then on. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product. At May 25, 2004, the Company held 11.4% of the common stock of HDS and 10.3% of total voting shares. On that date, Nesco Industries, Inc. ("Nesco"), a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB, Symbol NESK), HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Share Exchange Agreement, dated as of April 29, 2004 (the "Exchange Agreement"), whereby HDS became a majority owned subsidiary of Nesco and the holders of HDS common stock and debt hold a majority interest of Nesco. Prior to the merger, Nesco was engaged primarily in asbestos abatement contracting but had ceased these operations in 2003.

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

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                        THREE MONTHS ENDED JULY 31, 2005
                        --------------------------------
                                   (Continued)

1.   Organization and Nature of Operations and Liquidity (Cont'd):
     ------------------------------------------------------------

     As a result of the Company exchanging the HDS shares it owned for Nesco shares, the Company now holds the equivalent of approximately 4,837,500 shares or 4.41% of Nesco Common Stock as of July 31, 2005.

     On September 9, 2004, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of up to $950,000 in connection with an acquisition transaction (see Notes 5 and 6). The Company received gross proceeds of $750,000 ($636,717 net of financing costs) in connection with this agreement. The Company made advances in the aggregate of $300,000 to a possible merger candidate under the terms of a secured promissory note dated September 28, 2004 (see Note 3). On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party.

     On April 22, 2005, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction (see Note 5) which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the escrow deposit. The transaction did not close by that date and the $100,000 deposit was transferred out of escrow and delivered to the prospective seller. We have terminated discussions regarding this transaction. The Company has not made a demand under the personal guarantee at this time for reimbursement of the deposit. The principal of the investment banking firm repaid $30,000 of the deposit to the Company subsequent to July 31, 2005.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $11,708,000, has a working capital deficit of approximately $1,246,000, and has used cash of approximately $27,000 to fund operations for the three months ended July 31, 2005, which raise substantial doubt about its ability to continue as a going concern. In addition, the Company has not generated any revenue during the three months ended July 31, 2005 or in the last three fiscal years. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs.

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                        THREE MONTHS ENDED JULY 31, 2005
                        --------------------------------
                                   (Continued)

1.   Organization and Nature of Operations and Liquidity (Cont'd):
     ------------------------------------------------------------

     The Company has cash on hand of approximately $4,000 at July 31, 2005 and expects to incur additional expenditures over the next twelve (12) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting, and for legal expenses in connection with the settlement of obligations so that the Company may pursue a possible acquisition or other form of reorganization. The Company has been able to effectively eliminate most of its ongoing expenses, inclusive of rent and salaries, although accrued, are not currently being paid. The Company's management believes that the Company's cash on hand, the repayment of the monies advanced as an escrow deposit as described above,if necessary, and the possible collection of a promissory note (see Note 3) will be sufficient to fund the Company's operations until such time that a definitive agreement is entered into for a merger transaction or other form of reorganization.

     On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the '40 Act. The share exchange agreement with Yellow Brick Road LLC described in the
Company's 10-KSB filed on August 13, 2004, was intended to satisfy this commitment. That transaction was not successful and was terminated in September 2004. The Company advised the SEC on September 1, 2004 that it will continue its efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company had entered into an investment banking agreement (see Note 5) and was in discussions with a merger candidate (see Note 3) in order to resolve this issue. This effort was terminated on March 30, 2005. The Company entered into an investment banking agreement on April 22, 2005 in connection with a potential acquisition transaction. Although discussions in connection with this transaction have terminated, and the Company cannot give any assurance that it will be successful in entering into a merger or other reorganization, the Company believes it will resolve the investment company issue in the near future. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                        THREE MONTHS ENDED JULY 31, 2005
                        --------------------------------
                                   (Continued)

1.   Organization and Nature of Operations and Liquidity (Cont'd):
     ------------------------------------------------------------

     In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition or other form or reorganization, management may pursue the sale of some or all of the Company's assets or seek additional financing. At this time, the primary asset is the Company's equity position in Nesco. As of July 31, 2005, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.41% of the outstanding equity securities of Nesco. Although these shares may be sold one year from the exchange date (after May 25, 2005), the Company does not have actual common shares at this time; as noted above, Nesco issued Series B Preferred shares which will be automatically converted to common shares at such time that authorization is received to issue these shares. In addition, these shares are not registered and the trading volume of the Nesco stock is minimal. Due to these factors, both the number of shares which could be sold and the amount which could be realized from a sale are not readily determinable at this time.

     No assurance can be made as to the success of a future acquisition transaction or other type of reoranization or as to the success of the Company's future course of operations which are undetermined at this time. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.   Basis of Presentation:
     ---------------------

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of July 31, 2005 and for the three month periods ended July 31, 2005 and 2004. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2005. The results of operations for the three month period ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year.

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                        THREE MONTHS ENDED JULY 31, 2005
                        --------------------------------
                                   (Continued)

3.   Loan Receivable - Failed Merger Candidate:
     -----------------------------------------

     On September 28, 2004, the Company, under the terms of a secured promissory note, made advances of $300,000 to a possible acquisition candidate. The note, as amended, bears interest at 8% and was due on the earlier of (a) one year or
(b) on April 15, 2005 if a definitive agreement between the parties was not entered into by March 15, 2005. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party. On April 11, 2005, the Company agreed to extend the due date of the note to June 15, 2005 subject to the Company receiving a principal payment of $50,000, which was subsequently received on April 19, 2005. This note is secured by the assets of the borrower. Accrued interest of approximately $18,000 was fully reserved for at July 31, 2005. To date, the note has not been paid and the Company has started collection proceedings. At July 31, 2005, the amount due on the note and accrued interest in the aggregate of approximately $268,000 has been reserved for by the Company as collectibility is uncertain at this time.

4.   Investment in Nesco
     -------------------

     As of July 31, 2005,  pursuant to the share exchange agreement described in
Note 1, the Company now holds the equivalent of approximately 4,837,500 shares or 4.41% of Nesco Common Stock. This investment has been valued at cost which approximated $39,000 as there is no readily determinable fair value for the shares at this time.

5.   Investment Banking Agreements:
     -----------------------------

     On September 9, 2004, the Company entered into an investment banking agreement for advisory services and assistance with an acquisition transaction. Under the terms of the agreement, as amended, bridge financing would be provided to the Company of up to $950,000, in two tranches. This bridge financing was provided by accredited investors, the terms of which were agreed upon by the Company and the entities providing the financing (see Note 6). On March 30, 2005, the Company terminated its efforts to complete a definitive acquisition transaction due to the inability of the targeted candidate to cure defaults on certain of its outstanding indebtedness owing to a third party.

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                        THREE MONTHS ENDED JULY 31, 2005
                        --------------------------------
                                   (Continued)

5.   Investment Banking Agreements (Cont'd):
     --------------------------------------

     On April 22, 2005, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the escrow deposit. The transaction did not close by that date and the $100,000 deposit was transferred out of escrow and delivered to the prospective seller. We have terminated discussions regarding this transaction. The Company has not made a demand under the personal guarantee at this time for reimbursement of the deposit. The principal of the investment banking firm repaid $30,000 of the deposit to the Company subsequent to July 31, 2005. The Company had incurred additional costs in connection with this asset acquisition of approximately $132,000 which are included in operations as costs of failed acquisition at July 31, 2005.

6.  Convertible Bridge Loans:
    ------------------------

     On September 29, 2004, the Company received the first tranche of bridge financing in connection with an investment banking agreement (see Note 5). The Company received gross proceeds of $200,000 and entered into a Note Purchase Agreement with an investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note shall convert on a mandatory basis into 20,000,000 shares of common stock if any time prior to maturity the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control. The lender may exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. For the three months ended July 31, 2005, the amortization of debt discount was approximately $50,000. The balance due on the note at July 31, 2005 is approximately $180,000 consisting of approximately $200,000 in principal, $13,000 in accrued interest and unamortized debt discount of approximately $33,000. Interest expense for the three months ended July 31, 2005 was approximately $4,000. At July 31, 2005, the note had not been converted. On September 8, 2005, the lender agreed to extend the maturity date for an additional six months with the same terms and conditions as the original note.

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                        THREE MONTHS ENDED JULY 31, 2005
                        --------------------------------
                                   (Continued)

6.  Convertible Bridge Loans (Cont'd):
    ---------------------------------

     On November 23, 2004, the Company received the second tranche of bridge financing in connection with the investment banking agreement (see Note 5). The Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes would also receive five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004 the offering was completed and the Company issued notes in the principal amount of $550,000 and warrants to purchase 550,000 shares of common stock in connection with these notes. Approximately $11,000 of the proceeds were attributed to the fair value of the warrants. This amount was recorded as an equity component. The remaining balance of $539,000 was recorded as long-term debt. For the three months ended July 31, 2005 the amortization of debt discount was approximately $3,000. The notes are convertible into common stock on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at last $3 million at a pre- money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lenders may exercise a discretionary conversion during the last 120 days prior to the maturity date of the notes at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing. The balance due on the notes at July 31, 2005 is approximately $577,000 consisting of approximately $550,000 in principal, $30,000 in accrued interest and unamortized debt discount of approximately $3,000. Interest expense for the three months ended July 31, 2005 was approximately $11,000. At July 31, 2005, the notes had not been converted.

     The Company paid approximately $117,000 in financing fees associated with these transactions which are being amortized over the life of the loans. For the three months ending July 31, 2005, amortization approximated $30,000. At July 31, 2005, the unamortized financing fees approximated $34,000.

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                        THREE MONTHS ENDED JULY 31, 2005
                        --------------------------------
                                   (Continued)

7.   Notes Payable:
     -------------

     In conjunction with a June 2001 litigation settlement the Company recorded a long-term note payable in the amount of $75,000 which was due on June 26, 2003 and bears interest at 7% per year. The note was not paid when due. No default has been declared on the note. The balance due on the note with accrued interest of $96,500 is included in current liabilities.

     In conjunction with a failed merger in the fiscal year ended April 30,2005, an unrelated third party loaned the Company $30,000, of which $20,000 is outstanding at July 31, 2005. The loan is payable on demand and is non- interest bearing.

8.   Stockholders' Deficit:
     ---------------------

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

     The Company received promissory notes dated July 1, 1998 to the three (3) directors and an employee in the aggregate of $201,670 for payment of the shares. The notes were to mature in five (5) years on July 1, 2003, with interest at 8%, and were secured by the related securities. On July 1, 2003, these promissory notes were extended for an additional three (3) year term under the same terms and conditions as the original notes. The Company has set up a reserve in the aggregate of approximately $316,000 for the principal and interest due on these notes as their collectibility is uncertain at this time.

[B] Net Income [Loss] Per Share -Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the three months ended July 31, 2005 and 2004, since the effect of any potentially dilutive securities would be antidilutive.

                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                        THREE MONTHS ENDED JULY 31, 2005
                        --------------------------------
                                   (Continued)

8.   Stockholders Deficit(Cont'd):
     ----------------------------

[B] Net Income [Loss] Per Share (Cont'd)- The income (loss) per common shares for the three months ended July 31, 2005 includes the current outstanding common shares in the aggregate of 7,995,000 shares and 120,000 shares of Series B
Preferred which will be converted into 12,000,000 common shares. During the fiscal year ended April 30, 2005, the Company issued an aggregate of 120,000 shares of Series B preferred stock which are automatically convertible to common stock at 100 shares of common for each share of Preferred B stock. These shares will convert to 12,000,000 shares of common stock upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue.

9.   Commitments and Contingencies:
     -----------------------------

     In June 2001, definitive settlement documents were executed in connection with a consolidated class action in which the Company was a defendant. The settlement documents provided that the Company would pay $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company had remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. In December 2002, the court approved the settlement. The note was not paid when due. No default has been declared on the note. (see
Note 7).

10.  Supplementary Information - Statements of Cash Flows:
     ----------------------------------------------------

     The Company has not paid interest for the three months ended July 31, 2005 and 2004.

     The Company has not paid income taxes for the three months ended July 31, 2005 and 2004.

Item. 2
-------
                         EMBRYO DEVELOPMENT CORPORATION
                         ------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

     The Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has had recurring losses from operations which aggregate approximately $(11,708,000)cumulative to July 31, 2005. At July 31, 2005, the Company has a net working capital deficit of approximately $(1,246,000) and a stockholders' deficit of approximately $(1,072,000) , which raise substantial doubt about its ability to continue as a going concern. Management has determined that the Company is no longer in the development stage as it has ceased development of all products due to loss of licenses and product marketability. In addition, the Company has not generated any revenue during the three months ended July 31, 2005 or in the last three fiscal years. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. The Company is presently exploring several business opportunities, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

     On September 9, 2004, the Company entered into an investment banking agreement for an initial term of 180 days with a third party for advisory services and to obtain bridge financing of up to $950,000 in connection with an acquisition transaction. The Company received gross proceeds of $750,000 in connection with this agreement. This bridge financing was provided by accredited investors, the terms of which were agreed upon by the Company and the entities providing the financing. On September 28, 2004, the Company, under the terms of a secured promissory note, made advances of $300,000 to a possible acquisition candidate. The note, as amended, bears interest at 8% and was due on the earlier of (a) one year or (b) on April 15, 2005 if a definitive agreement between the parties was not entered into by March 15, 2005. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party. On April 11, 2005, the Company agreed to extend the due date of the note to June 15, 2005 subject to the Company receiving a principal payment of $50,000, which was subsequently received on April 19, 2005. This note is secured by the assets of the borrower. Accrued interest of approximately $18,000 was fully reserved for at July 31, 2005. To date, the note has not been paid and the Company has started collection proceedings. At July 31, 2005, the amount due on the note and accrued interest in the aggregate of approximately $268,000 has been reserved for by the Company as collectibility is uncertain at this time.

     On September 29, 2004, the Company received the first tranche of bridge financing in connection with this investment banking agreement. The Company received gross proceeds of $200,000 and entered into a Note Purchase Agreement with an investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note shall convert on a mandatory basis into 20,000,000 shares of common stock if any time prior to maturity the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control. The lender may exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. For the three months ended July 31, 2005, the amortization of debt discount was approximately $50,000. The balance due on the note at July 31, 2005 is approximately $180,000 consisting of approximately $200,000 in principal, $13,000 in accrued interest and unamortized debt discount of approximately $33,000. Interest expense for the three months ended July 31, 2005 was approximately $4,000. At July 31, 2005, the note had not been converted. On September 8, 2005, the lender agreed to extend the maturity date for an additional six months with the same terms and conditions as the original note.

     On November 23, 2004, the Company received the second tranche of bridge financing in connection with the investment banking agreement. The Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes would also receive five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004 the offering was completed and the Company issued notes in the principal amount of $550,000 and warrants to purchase 550,000 shares of common stock in connection with these notes. Approximately $11,000 of the proceeds were attributed to the fair value of the warrants. This amount was recorded as an equity component. The remaining balance of $539,000 was recorded as long-term debt. For the three months ended July 31, 2005 the amortization of debt discount was approximately $3,000. The notes are convertible into common stock on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at last $3 million at a pre- money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lender may exercise a discretionary conversion during the last 120 days prior to the maturity date of the notes at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing. The balance due on the notes at July 31, 2005 is approximately $577,000 consisting of approximately $550,000 in principal, $30,000 in accrued interest and unamortized debt discount of approximately $3,000. Interest expense for the three months ended July 31, 2005 was approximately $11,000. At July 31, 2005, the notes had not been converted.

     The Company paid approximately $117,000 in financing fees associated with these transactions which are being amortized over the life of the loans. For the three months ending July 31, 2005, amortization approximated $30,000. At July 31, 2005, the unamortized financing fees approximated $34,000

     On April 22, 2005, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the escrow deposit. The transaction did not close by that date and the $100,000 deposit was transferred out of escrow and delivered to the prospective seller. We have terminated discussions regarding this transaction. The Company has not made a demand under the personal guarantee at this time for reimbursement of the deposit. The principal of the investment banking firm repaid $30,000 of the deposit to the Company subsequent to July 31, 2005. The Company had incurred additional costs in connection with this asset acquisition of approximately $132,000 which are included in operations as costs of failed acquisition at July 31, 2005.

     The Company was effectively able to complete certain transactions including the settlement of a royalty due to a licensor for a previously terminated agreement in the amount of $379,000 which was settled in full on October 21, 2004 for $25,000. The remaining $354,000 was recorded as forgiveness of debt in the prior fiscal year. In addition, the Company was able to repurchase all of its outstanding Series A Preferred stock from the sole shareholder in the aggregate of 6,000,000 shares for $20,000. This stock has been retired.

     The Company's statement of cash flows for the three months ended July 31, 2005 reflects cash used in operating activities of approximately $27,000. This cash was used primarily to pay professional fees in connection with the year end required filings and other costs in connection with the failed acquisition described above. Cash used in investing activities of approximately $100,000 is attributable to the escrow deposit made for a failed asset acquisiton as described above. Cash used by financing activities of approximately $4,000 represents additional financing costs as related to the convertible debt.

     The Company has cash on hand of approximately $4,000 at July 31, 2005 and expects to incur additional expenditures over the next twelve (12) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting, and for legal expenses in connection with the settlement of obligations so that the Company may pursue a possible acquisition or other form or reorganization. The Company has been able to effectively eliminate most of its ongoing expenses, inclusive of rent and salaries, although accrued, are not currently being paid. The Company's management believes that the Company's cash on hand, the repayment of the monies advanced as an escrow deposit as described above,if necessary, and the possible collection of a promissory note from a failed merger, as described above, will be sufficient to fund the Company's operations until such time that a definitive agreement is entered into for a merger transaction or other form of reorganization.

     In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition or other form or reorganization, management may pursue the sale of some or all of the Company's assets or seek additional financing. At this time, the primary asset is the Company's equity position in Nesco. As of July 31, 2005, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.41% of the outstanding equity securities of Nesco. Although these shares may be sold one year from the exchange date (after May 25, 2005), the Company does not have actual common shares at this time; as noted above, Nesco issued Series B Preferred shares which will be automatically converted to common shares at such time that authorization is received to issue these shares. In addition, these shares are not registered and the trading volume of the Nesco stock is minimal. Due to these factors, both the number of shares which could be sold and the amount which could be realized from a sale are not readily determinable at this time.

     On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the '40 Act. The share exchange agreement with Yellow Brick Road LLC described in the Company's 10-KSB filed on August 13, 2004, was intended to satisfy this commitment. That transaction was not successful and was terminated in September 2004. The Company advised the SEC on September 1, 2004 that it will continue its efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company had entered into an investment banking agreement and was in discussions with a merger candidate in order to resolve this issue. This effort was terminated on March 30, 2005. The Company entered into an investment banking agreement on April 22, 2005 in connection with a potential acquisition transaction. Although discussions in connection with this transaction have terminated, and the Company cannot give any assurance that it will be successful in entering into a merger or other reorganization, the Company believes it will resolve the investment company issue in the near future. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

Results of Operations
---------------------

     Since its inception, the Company's primary activities have consisted of obtaining the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, developing a marketing strategy for these and its other medical devices and the start-up of HDS, a manufacturer of gel related products.

     At July 31, 2005, the Company no longer holds any of these (7) licenses it had purchased from Dr. Lloyd Marks. The final license was terminated on January 22, 2001 as the Company could not pay the licensor the required additional
$250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

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

     HDS was a subsidiary in which the Company previously held a 10.3% voting share at May 25, 2004. On that date, Nesco, a publicly traded company listed on the Over The Counter Bulletin Board Exchange (OTCC BB,Symbol NESK), HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Exchange Agreement, dated as of April 29, 2004, whereby HDS became a majority owned subsidiary of Nesco and the holders of HDS common stock and debt hold a majority interest of Nesco. Prior to the merger, Nesco was engaged primarily in asbestos abatement contracting but had ceased these operations in 2003.

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

     As a result of the Company exchanging the HDS shares it owned for Nesco shares, the Company now holds the equivalent of approximately 4,837,500 shares or 4.41% of Nesco Common Stock as of July 31,2005.

     The Company has not derived significant revenues since its inception in March 1995. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products that were being developed, the Company has accumulated a deficit of approximately $11,708,000 through July 31, 2005.

     The net loss for the three  months  ended July 31,  2005 was  approximately
($289,000) as compared to a net loss of approximately ($2,000) for the three months ended July 31, 2004. There were no revenues in either of the two periods. The loss for the three months ended July 31, 2005 is primarily attributable to general and administrative expenses of approximately $54,000 consisting of mainly accrued salaries and professional fees, amortization of debt discount and financing costs of approximately $83,000, approximately $18,000 in accrued interest for debt, and approximately $133,000 in expenses associated with a failed asset acquisition. In 2004, the Company had not yet incurred any new debt and had not yet entered into acquisition discussions resulting in minimal expenses for that period.

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

     The Company has a 4.41% investment, in its nonconsolidated affiliate Nesco, which holds a majority interest in HDS, which is accounted for under the cost method. The manufacturing facility of HDS became fully operational in late 1997.

     On April 22, 2005, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the payment into the escrow deposit. The transaction did not close by that date and the $100,000 deposit was tranferred out of escrow and delivered to the prospective seller. Management has terminated discussions regarding such transaction. The Company has not made a demand under the personal guarantee at this time for reimbursement of the deposit. The principal of the investment banking firm repaid $30,000 of the deposit to the Company subsequent to July 31, 2005. The Company had incurred additional costs in connection with this asset acquisition of approximately $132,000 which are included in operations as costs of failed acquisition at July 31, 2005.

     No assurance can be made with respect to the viability of the Company in the long term. The Company no longer holds any development licenses and has determined that its current medical products have no viable marketability. The Company is continuing to explore several other business opportunities, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

     In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition or other form of reorganization, management may pursue the sale of some or all of the Company's assets or seek additional financing. At this time, the primary asset is the Company's equity position in Nesco. As of July 31, 2005, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.41% of the outstanding equity securities of Nesco. Although these shares may be sold one year from the exchange date (after May 25, 2005), the Company does not have actual common shares at this time; as noted above, Nesco issued Series B Preferred shares which will be automatically converted to common shares at such time that authorization is received to issue these shares. In addition, these shares are not registered and the trading volume of the Nesco stock is minimal. Due to these factors, both the number of shares which could be sold and the amount which could be realized from a sale are not readily determinable at this time.

Item 3.  Controls and Procedures
--------------------------------

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

     Based on an evaluation performed, the Company's principal executive officer and principal financial officer, who is the same person, has concluded that the disclosure controls and procedures were effective as of July 31, 2005, to provide reasonable assurance of the achievement of these objectives.

     There was no change in the Company's internal control over financial reporting during the three months ended July 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

PART II- OTHER INFORMATION
--------------------------

Item 1. - Legal Proceedings
---------------------------

     In June 2001, definitive settlement documents were executed in connection with a consolidated class action in which the Company was a defendant. The settlement documents provided that the Company would pay $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company had remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. In December 2002, the court approved the settlement. The note was not paid when due. No default has been declared on the note. The balance due on the note with accrued interest of $96,500 is included in current liabilities.

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

(B)  Current Reports on Form 8-K filed during the quarter ended July 31, 2005:

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


Dated: September 19, 2005