Form 10QSB
period 2005-10-31
EMBRYO DEVELOPMENT CORP
filed 2005-12-20
CIK 945439

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended October 31, 2005

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

                         305 Madison Avenue, Suite 4510
                             New York, New York
                         ------------------------------
                  (Address of principal executive offices)

                                   10165
                                   -----
                                 (Zip Code)

                             (212) 808-0607
                             --------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.                                             Yes  X  No
                                                                  ---    ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                              Yes  X  No
                                                                  ---    ---

   Class                            Outstanding at December 14, 2005
------------                        --------------------------------
Common Stock                                    7,995,000

                    EMBRYO DEVELOPMENT CORPORATION
                    ------------------------------
                              FORM 10-QSB
                              -----------
                           QUARTERLY REPORT
                           ----------------
               For the Six Months Ended October 31, 2005
               -----------------------------------------

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

Item 3.  Controls and Procedures......................20

Part II. - Other information..........................21

Signatures............................................22

Part I - Financial Information
------------------------------
Item 1. Financial Statements
----------------------------


                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                              BALANCE SHEET
                              -------------
                               (Unaudited)
                                ---------
                            October 31, 2005
                            ----------------

     ASSETS
     ------
CURRENT ASSETS:
  Cash                                                      $        188
                                                            ------------
     Total Current Assets                                            188
                                                            ------------
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $40,707                                            665
                                                            ------------

OTHER ASSETS
  Deferred financing costs                                         6,955
  Deposit on asset acquisition                                    70,000
                                                            ------------
    Total Other Assets                                            76,955
                                                            ------------
      Total Assets                                          $     77,808
                                                            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    397,385
  Notes and interest payable                                     117,824
  Convertible bridge loans and interest payable,
   net of debt discount of $663                                  808,603
                                                            ------------
     Total Current Liabilities                                 1,323,812
                                                            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; total authorized
   15,000,000 shares,6,000,000 Series A, 3,000,000 Series B;
   120,000 Series B issued and outstanding,
   liquidation preference $4,800                                      12
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 7,995,000 issued and outstanding                          800
 Additional paid-in-capital                                   10,634,773
 Accumulated deficit                                         (11,881,589)
                                                            ------------
     Total Stockholders' Deficit                              (1,246,004)
                                                            ------------
 Total Liabilities and Stockholders' Deficit                $     77,808
                                                            ============


                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                        STATEMENTS OF OPERATIONS
                        ------------------------
                               (Unaudited)
                                ---------

                                        SIX MONTHS ENDED   THREE MONTHS ENDED
                                        ----------------   ------------------
                                           OCTOBER 31,         OCTOBER 31,
                                           -----------         -----------
                                        2005       2004       2005     2004
                                        ----       ----       ----     ----
  General and administrative           $108,649    $27,996   $53,974  $27,455

OTHER (INCOME) EXPENSES:

  Interest income - related party            -      (5,674)       -    (2,837)
  Interest and other                     36,388        915    17,480      222
  Amortization of debt discount          88,635     16,667    35,984   16,667
  Amortization of financing costs        57,361         -     27,118       -
  Loss on extinguishment of debt             -     187,500        -   187,500
  Gain on forgiveness of debt-royalty        -    (354,000)       -  (354,000)
  Reserve for investment in
   unconsolidated investee               39,026         -     39,026       -
  Reserve for collectibility of
   promissory notes and interest             -       8,134        -     4,067
  Cost of failed asset acquisition      132,959         -         -       -
                                      ---------  ---------  -------- --------

 Total Other (Income) Expenses          354,369   (146,458)  119,608 (148,381)
                                      ---------  ---------  -------- --------

 NET INCOME (LOSS)                    $(463,018)  $118,462 $(173,582)$120,926
                                      =========  ========= =========  ========
BASIC AND DILUTED NET INCOME (LOSS)
 PER COMMON SHARE                     $    (.02)  $    .01 $    (.01)$    .01
                                      =========  ========= =========  ========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN COMPUTING
 BASIC AND DILUTED NET INCOME (LOSS)
 PER COMMON SHARE                    19,995,000 10,603,696 19,995,000 13,212,391
                                     ========== ========== ========== ==========

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                        STATEMENTS OF CASH FLOWS
                        ------------------------
                               (Unaudited)
                                ---------

                                              SIX MONTHS ENDED
                                              ----------------
                                                  OCTOBER 31,
                                                  -----------
                                                2005      2004
                                                ----      ----
 OPERATING ACTIVITIES:
 Net income (loss)                           $(463,018)  $ 118,462
 Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
  Depreciation                                     558         668
  Amortization of debt discount                 88,635      16,667
  Amortization of financing costs               57,361          -
  Loss on extinguishment of debt                    -      187,500
  Gain on forgiveness of debt-royalty               -     (354,000)
  Reserve for investment in
   unconsolidated investee                      39,026          -
  Write-off of deferred
   asset acquisition costs                      37,545          -
  Reserve for collectibility of
    promissory notes and interest                   -        8,134
 Changes in operating assets and liabilities:
     (Increase) decrease:
      Interest receivable                           -       (9,427)
      Deferred merger costs                                (25,000)
      Accounts payable and accrued expenses    178,919     (27,173)
      Royalty payable                               -      (25,000)
                                             ---------    ---------
    Net cash used in operating activities     ( 60,974)   (109,169)
                                             ---------    ---------
INVESTING ACTIVITIES:
 Loan receivable - merger candidate                 -     (300,000)
 Repayment of loans from unconsolidated
  investee                                          -       14,876
 Payment of asset acquisition deposit         (100,000)         -
 Return of asset acquisition deposit            30,000          -
                                             ---------    ---------
   Net cash used in investing activities      ( 70,000)   (285,124)
                                             ---------    ---------
FINANCING ACTIVITIES:
  Purchase and retirement of Series A
   preferred stock                                  -      (20,000)
  Net proceeds from convertible bridge loan         -      175,000
  Proceeds from advances on convertible
    bridge loan                                     -      358,000
  Deferred financing costs                      (4,485)         -
                                             ---------    ---------
    Net cash provided by (used in)
      financing activities                      (4,485)    513,000
                                             ---------    ---------
NET INCREASE (DECREASE) IN CASH               (135,459)    118,707
                                             ---------    ---------
CASH at beginning of period                    135,647          94
                                             ---------    ---------
CASH at end of period                        $     188   $ 118,801
                                             =========   ==========

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    SIX MONTHS ENDED OCTOBER 31, 2005
                    ---------------------------------

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

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    SIX MONTHS ENDED OCTOBER 31, 2005
                    ---------------------------------
                               (Continued)
                                ---------

1.   Organization and Nature of Operations and Liquidity (Cont'd):
     ------------------------------------------------------------

     As a result of the Company exchanging the HDS shares it owned for Nesco shares, the Company now holds the equivalent of approximately 4,837,500 shares or 4.41% of Nesco Common Stock as of October 31, 2005.

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

     On April 22, 2005, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction (see Note 5) which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the escrow deposit. The transaction did not close by that date and the $100,000 deposit was transferred out of escrow and delivered to the prospective seller. We have terminated discussions regarding this transaction. The Company has not made a demand under the personal guarantee at this time for reimbursement of the deposit. As of October 31, 2005,the principal of the investment banking firm repaid $30,000 of the deposit to the Company.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative losses of approximately $11,882,000, has a working capital deficit of approximately $1,324,000, and has used cash of approximately $61,000 to fund operations for the six months ended October 31, 2005, which raise substantial doubt about its ability to continue as a going concern. In addition, the Company has not generated any revenue during the six months ended October 31, 2005 or in the last three fiscal years. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs.

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    SIX MONTHS ENDED OCTOBER 31, 2005
                    ---------------------------------
                               (Continued)
                                ---------

1.   Organization and Nature of Operations and Liquidity (Cont'd):
     ------------------------------------------------------------

     The Company has no cash on hand at October 31, 2005 and expects to incur additional expenditures over the next twelve (12) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting, and for legal expenses in connection with the settlement of obligations so that the Company may pursue a possible acquisition or other form of reorganization. The Company has been able to effectively eliminate most of its ongoing expenses, inclusive of rent and salaries. Although these expenses are being accrued, they are not currently being paid. The Company's management believes that the repayment of the monies advanced as an escrow deposit as described above,if necessary, and the possible collection of a promissory note (see Note 3) should be sufficient to fund the Company's operations until such time that a definitive agreement is entered into for a merger transaction or other form of reorganization.

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

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    SIX MONTHS ENDED OCTOBER 31, 2005
                    ---------------------------------
                               (Continued)
                                ---------

1.   Organization and Nature of Operations and Liquidity (Cont'd):
     ------------------------------------------------------------

     In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition or other form or reorganization, management may pursue the sale of some or all of the Company's assets or seek additional financing. The primary asset has been the Company's equity position in Nesco. As of October 31, 2005, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.41% of the outstanding equity securities of Nesco. Although these shares may be sold one year from the exchange date (after May 25, 2005), the Company does not have actual common shares at this time; as noted above, Nesco issued Series B Preferred shares which will be automatically converted to common shares at such time that authorization is received to issue these shares. Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1, The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments, the Company has recorded a 100% valuation allowance on this investment in light of Nesco's deteriorated financial condition as reflected in its public filings (See Note 4).

     No assurance can be made as to the success of a future acquisition transaction or other type of reorganization or as to the success of the Company's future course of operations which are undetermined at this time. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.   Basis of Presentation:
     ---------------------

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of October 31, 2005 and for the six and three month periods ended October 31, 2005 and 2004. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2005. The results of operations for the six month period ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year.

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    SIX MONTHS ENDED OCTOBER 31, 2005
                    ---------------------------------
                                (Continued)
                                 ---------

3.   Loan Receivable - Failed Merger Candidate:
     -----------------------------------------

     On September 28, 2004, the Company, under the terms of a secured promissory note, made advances of $300,000 to a possible acquisition candidate. The note, as amended, bears interest at 8% and was due on the earlier of (a) one year or
(b) on April 15, 2005 if a definitive agreement between the parties was not entered into by March 15, 2005. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party. On April 11, 2005, the Company agreed to extend the due date of the note to June 15, 2005 subject to the Company receiving a principal payment of $50,000, which was subsequently received on April 19, 2005. This note is secured by the assets of the borrower. Accrued interest of approximately $23,000 was fully reserved for at October 31, 2005. To date, the note has not been paid and the Company has started collection proceedings. At October 31, 2005, the amount due on the note and accrued interest in the aggregate of approximately $273,000 has been reserved for by the Company as collectibility is uncertain at this time.

4.   Investment in Nesco
     -------------------

     As of October 31, 2005, pursuant to the share exchange agreement described in Note 1, the Company now holds the equivalent of approximately 4,837,500 shares or 4.41% of Nesco Common Stock. This investment had been valued at cost which approximated $39,000. However, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1, The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments, the Company has recorded a 100% valuation allowance on this investment in light of Nesco's deteriorated financial condition as reflected in its public filings.

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

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    SIX MONTHS ENDED OCTOBER 31, 2005
                    ---------------------------------
                               (Continued)
                                ---------

5.   Investment Banking Agreements (Cont'd):
     --------------------------------------

     On April 22, 2005, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the escrow deposit. The transaction did not close by that date and the $100,000 deposit was transferred out of escrow and delivered to the prospective seller. We have terminated discussions regarding this transaction. The Company has not made a demand under the personal guarantee at this time for reimbursement of the deposit. As of October 31, 2005,the principal of the investment banking firm repaid $30,000 of the deposit to the Company. The Company had incurred additional costs in connection with this asset acquisition of approximately $133,000 which are included in operations as costs of failed asset acquisition at October 31, 2005.

6.  Convertible Bridge Loans:
----------------------------

     On September 29, 2004, the Company received the first tranche of bridge financing in connection with an investment banking agreement (see Note 5). The Company received gross proceeds of $200,000 and entered into a Note Purchase Agreement with an investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note shall convert on a mandatory basis into 20,000,000 shares of common stock if any time prior to maturity the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control. The lender may exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. For the six months ended October 31, 2005, the amortization of debt discount was approximately $83,000. The balance due on the note at October 31, 2005 is approximately $217,000 consisting of approximately $200,000 in principal and $17,000 in accrued interest. Interest expense for the six months ended October 31, 2005 and 2004 was approximately $8,000 and $1,000, respectively. At October 31, 2005, the note had not been converted. On September 8, 2005, the lender agreed to extend the maturity date for an additional six months to March 29, 2006 with the same terms and conditions as the original note.

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    SIX MONTHS ENDED OCTOBER 31, 2005
                    ---------------------------------
                               (Continued)
                                ---------

6.  Convertible Bridge Loans (Cont'd):
    ---------------------------------

     On November 23, 2004, the Company received the second tranche of bridge financing in connection with the investment banking agreement (see Note 5). The Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes would also receive five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004 the offering was completed and the Company issued notes in the principal amount of $550,000 and warrants to purchase 550,000 shares of common stock in connection with these notes. Approximately $11,000 of the proceeds were attributed to the fair value of the warrants. This amount was recorded as an equity component. The remaining balance of $539,000 was recorded as long-term debt. For the six months ended October 31, 2005 the amortization of debt discount was approximately $5,000. The notes are convertible into common stock on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at last $3 million at a pre- money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lenders may exercise a discretionary conversion during the last 120 days prior to the maturity date of the notes at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing. The balance due on the notes at October 31, 2005 is approximately $591,000 consisting of approximately $550,000 in principal, $42,000 in accrued interest and unamortized debt discount of approximately $1,000. Interest expense for the six months ended October 31, 2005 was approximately $22,000. At October 31, 2005, the notes had not been converted. On December 6, 2005, Ocean Drive Holdings, LLC, acting as appointed agent of the lenders as per the loan documents, agreed to extend the maturity date for an additional year to November 23, 2006 with the same terms and conditions as the original note.

     The Company paid approximately $117,000 in financing fees associated with these transactions which are being amortized over the life of the loans. For the six months ended October 31, 2005, amortization approximated $57,000. At October 31, 2005, the unamortized financing fees approximated $7,000.

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    SIX MONTHS ENDED OCTOBER 31, 2005
                    ---------------------------------
                               (Continued)
                                ---------

7.   Notes Payable:
     -------------

     In conjunction with a June 2001 litigation settlement the Company recorded a long-term note payable in the amount of $75,000 which was due on June 26, 2003 and bears interest at 7% per year. The note was not paid when due. No default has been declared on the note. The balance due on the note with accrued interest of $97,800 is included in current liabilities.

     In conjunction with a failed merger in the fiscal year ended April 30,2005, an unrelated third party loaned the Company $30,000, of which $20,000 is outstanding at October 31, 2005. The loan is payable on demand and is non-interest bearing.

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

     The Company received promissory notes dated July 1, 1998 to the three (3) directors and an employee in the aggregate of $201,670 for payment of the shares. The notes were to mature in five (5) years on July 1, 2003, with interest at 8%, and were secured by the related securities. On July 1, 2003, these promissory notes were extended for an additional three (3) year term under the same terms and conditions as the original notes. The Company has set up a reserve in the aggregate of approximately $320,000 for the principal and interest due on these notes as their collectibility is uncertain at this time.

[B] Net Income [Loss] Per Share -Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the six months ended October 31, 2005, since the effect of any potentially dilutive securities would be antidilutive. There were no potentially dilutive securities outstanding at October 31, 2004.

                     EMBRYO DEVELOPMENT CORPORATION
                     ------------------------------
                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------
                               (Unaudited)
                                ---------
                    SIX MONTHS ENDED OCTOBER 31, 2005
                    ---------------------------------
                               (Continued)
                                ---------

8.   Stockholders Deficit(Cont'd):
     ----------------------------

[B] Net Income [Loss] Per Share (Cont'd)- The income (loss) per common share for the six months ended October 31, 2005 includes the current outstanding common shares in the aggregate of 7,995,000 shares and 120,000 shares of Series B
Preferred which will be converted into 12,000,000 common shares. During the fiscal year ended April 30, 2005, the Company issued an aggregate of 120,000 shares of Series B preferred stock which are automatically convertible to common stock at 100 shares of common for each share of Preferred B stock. These shares will convert to 12,000,000 shares of common stock upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue.

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

10.  Supplementary Information - Statements of Cash Flows:
     ----------------------------------------------------

     During the six months ended October 31, 2004, the Company exchanged an aggregate of approximately $63,000 in debt for equity.

     During the six months ended October 31, 2004, the Company issued common stock valued at approximately $173,000. This amount was previously included on the balance sheet in costs of failed merger at April 30, 2004.

     The Company has not paid interest for the six months ended October 31, 2005 and 2004.

     The Company has not paid income taxes for the six months ended October 31, 2005 and 2004.

Item. 2
-------
                      EMBRYO DEVELOPMENT CORPORATION
                      ------------------------------
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

     The Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has had recurring losses from operations which aggregate approximately $(11,882,000)cumulative to October 31, 2005. At October 31, 2005, the Company has a net working capital deficit of approximately $(1,324,000) and a stockholders' deficit of approximately $(1,246,000) , which raise substantial doubt about its ability to continue as a going concern. Management has determined that the Company is no longer in the development stage as it has ceased development of all products due to loss of licenses and product marketability. In addition, the Company has not generated any revenue during the six months ended October 31, 2005 or in the last three fiscal years. Management recognizes that the Company must generate revenue to achieve profitable operations and to meet current operating costs. The Company is presently exploring several business opportunities, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

     On September 9, 2004, the Company entered into an investment banking agreement for an initial term of 180 days with a third party for advisory services and to obtain bridge financing of up to $950,000 in connection with an acquisition transaction. The Company received gross proceeds of $750,000 in connection with this agreement. This bridge financing was provided by accredited investors, the terms of which were agreed upon by the Company and the entities providing the financing. On September 28, 2004, the Company, under the terms of a secured promissory note, made advances of $300,000 to a possible acquisition candidate. The note, as amended, bears interest at 8% and was due on the earlier of (a) one year or (b) on April 15, 2005 if a definitive agreement between the parties was not entered into by March 15, 2005. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party. On April 11, 2005, the Company agreed to extend the due date of the note to June 15, 2005 subject to the Company receiving a principal payment of $50,000, which was subsequently received on April 19, 2005. This note is secured by the assets of the borrower. Accrued interest of approximately $23,000 was fully reserved for at October 31, 2005. To date, the note has not been paid and the Company has started collection proceedings. At October 31, 2005, the amount due on the note and accrued interest in the aggregate of approximately $273,000 has been reserved for by the Company as collectibility is uncertain at this time.

     On September 29, 2004, the Company received the first tranche of bridge financing in connection with this investment banking agreement. The Company received gross proceeds of $200,000 and entered into a Note Purchase Agreement with an investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note shall convert on a mandatory basis into 20,000,000 shares of common stock if any time prior to maturity the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control. The lender may exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. For the six months ended October 31, 2005, the amortization of debt discount was approximately $83,000. The balance due on the note at October 31, 2005 is approximately $217,000 consisting of approximately $200,000 in principal and $17,000 in accrued interest. Interest expense for the six months ended October 31, 2005 and 2004 was approximately $8,000 and $1,000 respectively. At October 31, 2005, the note had not been converted. On September 8, 2005, the lender agreed to extend the maturity date for an additional six months to March 29, 2006 with the same terms and conditions as the original note.

     On November 23, 2004, the Company received the second tranche of bridge financing in connection with the investment banking agreement. The Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes would also receive five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004 the offering was completed and the Company issued notes in the principal amount of $550,000 and warrants to purchase 550,000 shares of common stock in connection with these notes. Approximately $11,000 of the proceeds were attributed to the fair value of the warrants. This amount was recorded as an equity component. The remaining balance of $539,000 was recorded as long-term debt. For the six months ended October 31, 2005 the amortization of debt discount was approximately $5,000. The notes are convertible into common stock on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at last $3 million at a pre- money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lender may exercise a discretionary conversion during the last 120 days prior to the maturity date of the notes at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing. The balance due on the notes at October 31, 2005 is approximately $591,000 consisting of approximately $550,0000 in principal, $42,000 in accrued interest and unamortized debt discount of approximately $1,000. Interest expense for the six months ended October 31, 2005 was approximately $22,000. At October 31, 2005, the notes had not been converted. On December 6, 2005, Ocean Drive Holdings, LLC, acting as appointed agent of the lenders as per the loan documents, agreed to extend the maturity date for an additional year to November 23, 2006 with the same terms and conditions as the original note.

     The Company paid approximately $117,000 in financing fees associated with these transactions which are being amortized over the original life of the loans. For the six months ended October 31, 2005, amortization approximated $57,000. At October 31, 2005, the unamortized financing fees approximated $7,000.

     On April 22, 2005, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the escrow deposit. The transaction did not close by that date and the $100,000 deposit was transferred out of escrow and delivered to the prospective seller. We have terminated discussions regarding this transaction. The Company has not made a demand under the personal guarantee at this time for reimbursement of the deposit. As of October 31, 2005, the principal of the investment banking firm repaid $30,000 of the deposit to the Company. The Company had incurred additional costs in connection with this asset acquisition of approximately $133,000 which are included in operations as costs of failed asset acquisition at October 31, 2005.

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

     The Company's statement of cash flows for the six months ended October 31, 2005 reflects cash used in operating activities of approximately $61,000. This cash was used primarily to pay professional fees in connection with the year end and quarterly required filings and other costs in connection with the failed acquisition described above. Cash used in investing activities of approximately $70,000 is attributable to the escrow deposit made for a failed asset acquisiton as described above in the amount of $100,000 net of the $30,000 which has been repaid to the Company. Cash used by financing activities of approximately $4,000 represents additional financing costs as related to the convertible debt.

     The Company has no cash on hand at October 31, 2005 and expects to incur additional expenditures over the next twelve (12) months for general and administrative expenses consisting primarily of maintaining an office for the Company, to handle administrative and accounting functions inclusive of required SEC reporting, and for legal expenses in connection with the settlement of obligations so that the Company may pursue a possible acquisition or other form or reorganization. The Company has been able to effectively eliminate most of its ongoing expenses, inclusive of rent and salaries. Although these expenses are being accrued, they are not currently being paid. The Company's management believes that the repayment of the monies advanced as an escrow deposit as described above,if necessary, and the possible collection of a promissory note from a failed merger, as described above, should be sufficient to fund the Company's operations until such time that a definitive agreement is entered into for a merger transaction or other form of reorganization.

     In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition or other form or reorganization, management may pursue the sale of some or all of the Company's assets or seek additional financing. The primary asset has been the Company's equity position in Nesco. As of October 31, 2005, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.41% of the outstanding equity securities of Nesco. Although these shares may be sold one year from the exchange date (after May 25, 2005), the Company does not have actual common shares at this time; as noted above, Nesco issued Series B Preferred shares which will be automatically converted to common shares at such time that authorization is received to issue these shares. Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1, The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments, the Company has recorded a 100% valuation allowance on this investment in light of Nesco's deteriorated financial condition as reflected in its public filings.

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

     At October 31, 2005, the Company no longer holds any of these (7) licenses it had purchased from Dr. Lloyd Marks. The final license was terminated on January 22, 2001 as the Company could not pay the licensor the required additional $250,000, under the terms of the amended agreement, to extend the regulatory approval requirement.

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

     As a result of the Company exchanging the HDS shares it owned for Nesco shares, the Company now holds the equivalent of approximately 4,837,500 shares or 4.41% of Nesco Common Stock as of October 31,2005.

     The Company has not derived significant revenues since its inception in March 1995. As a result of the Company's start-up expenses and acquisition of licenses and royalty rights for the products that were being developed, the Company has accumulated a deficit of approximately $11,882,000 through October 31, 2005.

     The net loss for the six months ended October 31, 2005 was approximately ($463,000) as compared to a net income of approximately $118,000 for the six months ended October 31, 2004. There were no revenues in either of the two periods. The loss for the six months ended October 31, 2005 is primarily attributable to general and administrative expenses of approximately $109,000 consisting of mainly accrued salaries and professional fees, amortization of debt discount and financing costs of approximately $146,000, approximately $36,000 in accrued interest for debt, approximately $133,000 in expenses associated with a failed asset acquisition and approximately $39,000 for the establishment of the reserve for the investment in Nesco. The income for the six months ended October 31, 2004 is primarily attributable to the recognition of income due to the forgiveness of debt of royalties in the amount of $354,000 offset by a loss on debt extinguishment of approximately $188,000 for stock issued in settlement of debt.

     The net loss for the three months ended October 31, 2005 was approximately ($174,000) as compared to a net income of approximately $121,000 for the three months ended October 31, 2004. There were no revenues in either of the two periods. The loss for the three months ended October 31, 2005 is primarily attributable to general and administrative expenses of approximately $54,000 consisting of mainly accrued salaries and professional fees, amortization of debt discount and financing costs of approximately $63,000, approximately $17,000 in accrued interest for debt and approximately $39,000 for the establishment of the reserve for the investment in Nesco. The income for the three months ended October 31, 2004 is primarily attributable to the recognition of income due to the forgiveness of debt of royalties in the amount of $354,000 offset by a loss on debt extinguishment of approximately $188,000 for stock issued in settlement of debt.

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

     On April 22, 2005, the Company entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company and negotiated agreements to complete that transaction which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the payment into the escrow deposit. The transaction did not close by that date and the $100,000 deposit was transferred out of escrow and delivered to the prospective seller. Management has terminated discussions regarding such transaction. The Company has not made a demand under the personal guarantee at this time for reimbursement of the deposit. As of October 31, 2005, the principal of the investment banking firm repaid $30,000 of the deposit to the Company. The Company had incurred additional costs in connection with this asset acquisition of approximately $133,000 which are included in operations as costs of failed asset acquisition at October 31, 2005.

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

     In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition or other form or reorganization, management may pursue the sale of some or all of the Company's assets or seek additional financing. The primary asset has been the Company's equity position in Nesco. As of October 31, 2005, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.41% of the outstanding equity securities of Nesco. Although these shares may be sold one year from the exchange date (after May 25, 2005), the Company does not have actual common shares at this time; as noted above, Nesco issued Series B Preferred shares which will be automatically converted to common shares at such time that authorization is received to issue these shares. Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1, The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments, the Company has recorded a 100% valuation allowance on this investment in light of Nesco's deteriorated financial condition as reflected in its public filings.

Item 3.  Controls and Procedures
--------------------------------

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, who is the same person, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) that during the fiscal quarter to which this report relates, have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II- OTHER INFORMATION
--------------------------

Item 1. - Legal Proceedings
---------------------------

     In June 2001, definitive settlement documents were executed in connection with a consolidated class action in which the Company was a defendant. The settlement documents provided that the Company would pay $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company had remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. In December 2002, the court approved the settlement. The note was not paid when due. No default has been declared on the note. The balance due on the note with accrued interest of $97,800 is included in current liabilities.

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

   (B) Current Reports on Form 8-K filed during the quarter ended October 31, 2005:

        None.

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


Dated: December 15, 2005