Form 10QSB
period 2006-01-31
EMBRYO DEVELOPMENT CORP
filed 2006-04-20
CIK 945439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For quarterly period ended January 31, 2006

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

                         305 Madison Avenue, Suite 4510
                               New York, New York
                    (Address of principal executive offices)

                                      10165
                                   (Zip Code)

                                 (212) 808-0607
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

           Class                       Outstanding at April 10. 2006
           -----                       -----------------------------
         Common Stock                           7,995,000

Transitional Small Business Disclosure format:   Yes [  ]  No  [X}

                         EMBRYO DEVELOPMENT CORPORATION


                               TABLE OF CONTENTS



                                                                          Page

Part I - Financial Information

         Item 1.  Financial Statements:

         Condensed Balance Sheet.............................................1

         Condensed Statements of Operations..................................2

         Condensed Statements of Cash Flows..................................3

         Notes to Condensed Financial Statements..........................4-10

         Item 2.  Management's Discussion and Analysis
           or Plan of Operations.........................................11-13

         Item 3.  Controls and Procedures................................ ..13

Part II. - Other Information............................................... 14

Signatures..................................................................15

Part I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements


                         EMBRYO DEVELOPMENT CORPORATION
                            CONDENSED BALANCE SHEET
                                January 31, 2006
                                  (Unaudited)

ASSETS

CURRENT ASSETS - Cash                                           $       5,000
                                                                -------------

OTHER ASSETS - Deposit on asset acquisition                            55,000
                                                                -------------
      Total Assets                                              $      60,000
                                                                =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $     444,000
  Notes and interest payable                                          119,000
  Convertible bridge loans and interest payable                       824,000
                                                                -------------
      Total Current Liabilities                                     1,387,000
                                                                -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; total authorized
   15,000,000 shares, 6,000,000 Series A, 3,000,000 Series B;
   120,000 Series B issued and outstanding, liquidation
   preference $4,800                                                        -
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 7,995,000 issued and outstanding                             1,000
 Additional paid-in-capital                                        10,635,000
 Accumulated deficit                                              (11,963,000)
                                                                -------------
        Total Stockholders' Deficit                                (1,327,000)
                                                                -------------
        Total Liabilities and Stockholders' Deficit             $      60,000
                                                                =============

See accompanying Notes

                                       1

                         EMBRYO DEVELOPMENT CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                             Nine Months ended          Three months ended
                                                                                 January 31,                January 31,
                                                                             ------------------         --------------------
                                                                             2006          2005         2006         2005
                                                                             ----          ----         ----         ----
OPERATING EXPENSES:
  General and administrative                                               $ 165,000     $ 52,000     $ 56,000     $ 24,000

OTHER (INCOME) EXPENSES:
  Interest income - related party                                                  -       (9,000)           -       (3,000)
  Interest and other                                                          52,000        8,000       16,000        6,000
  Amortization of debt discount                                               89,000       69,000        1,000       52,000
  Amortization of financing costs                                             61,000       25,000        4,000       25,000
  Merger expenses                                                                  -       33,000            -       33,000
  Loss on extinguishment of debt                                                   -      187,000            -            -
  Gain on forgiveness of debt-royalty                                              -     (354,000)           -            -
  Provision for loss on investment in unconsolidated investee                 39,000            -            -            -
  Provision for loss on promissory notes and interest                              -       12,000            -        4,000
  Cost of failed asset acquisition                                           138,000            -        4,000            -
                                                                          ----------   ----------   ----------    ----------

 Total Other (Income) Expenses                                               379,000   (   29,000)      25,000      117,000
                                                                          ----------   ----------   ----------    ----------
 NET LOSS                                                                  ($544,000)  ($  23,000)   $ (81,000)  ($ 141,000)
                                                                          ==========   ==========   ==========    ==========
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                                                          $   (0.07)   $   (0.00)   $   (0.01)   $   (0.01)
                                                                          ==========   ==========   ==========    ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN COMPUTING
 BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                                                          7,995,000    7,995,000    7,995,000    7,995,000
                                                                          ==========   ==========   ==========    ==========

See accompanying Notes

                         EMBRYO DEVELOPMENT CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine months ended
                                                                                   January 31,
                                                                                ------------------
                                                                               2006          2005
                                                                               ----          ----
OPERATING ACTIVITIES:
 Net loss                                                                  $(544,000)       ($ 23,000)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
    Depreciation                                                               1,000            1,000
    Amortization of debt discount                                             89,000           69,000
    Amortization of financing costs                                           61,000           25,000
    Loss on extinguishment of debt                                                 -          187,000
    Gain on forgiveness of debt-royalty                                            -         (354,000)
    Provision for loss on investment in unconsolidated investee               39,000                -
    Write-off of deferred asset acquisition costs                             38,000                -
    Provision for loss on promissory notes and interest                            -           12,000
 Changes in operating assets and liabilities, (Increase) Decrease:
    Interest receivable                                                            -          (19,000)
    Accounts payable and accrued expenses (including interest)               245,000           17,000)
    Royalty payable                                                                -          (25,000)
                                                                           ----------       ----------
         Net cash used in operating activities                              ( 71,000)        (144,000)
                                                                           ----------       ----------
INVESTING ACTIVITIES:
    Loan receivable - merger candidate                                             -         (300,000)
    Repayment of loans from unconsolidated investee                                -           15,000
    Payment of asset acquisition deposit                                    (100,000)               -
    Return of asset acquisition deposit                                       45,000                -
                                                                           ----------       ----------
         Net cash used in investing activities                              ( 55,000)        (285,000)
                                                                           ----------       ----------
FINANCING ACTIVITIES:
    Purchase and retirement of Series A preferred stock                            -          (20,000)
    Net proceeds from convertible bridge loan                                      -          636,000
    Proceeds from advances on convertible bridge loan                              -
    Deferred financing costs                                                  (5,000)               -
                                                                           ----------       ----------
         Net cash provided by (used in) financing activities                  (5,000)         616,000
                                                                           ----------       ----------
NET INCREASE (DECREASE) IN CASH                                             (131,000)         187,000

CASH at beginning of period                                                  136,000                -
                                                                           ----------       ----------
CASH at end of period                                                      $   5,000         $187,000
                                                                           ==========       ==========
See accompanying Notes

EMBRYO DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

1.  Organization and Nature of Operations; Liquidity and Going Concern:

     Embryo Development Corporation (the "Company") is a Delaware Corporation which was formed in 1995 to develop, acquire, manufacture and market various bio-medical devices throughout the United States.

     To date, the Company has generated minimal sales and devoted its efforts primarily to various organizational activities, including negotiating of license agreements, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995, and undertaking preliminary activities for the commencement of operations. All of the license agreements for the development of various medical devices were effectively terminated in 2001 and the Company has determined that the remaining assets it had purchased relating to medical products have no viable marketability. As a result, management has determined that the Company is no longer in the development stage.

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

     Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it issued shares of its newly designated Series B Preferred Stock ("Preferred Stock") for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon proper notification of shareholders and filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue as well as disposition of other matters including the filing of delinquent SEC filings by Nesco, each share of the Preferred Stock would be automatically converted into shares of Nesco Common Stock.

     As a result of the Company exchanging the HDS shares it owned for Nesco shares, the Company now holds the equivalent of approximately 4,837,500 shares or 4.41% of Nesco Common Stock as of January 31, 2006.

     On September 9, 2004, the Company entered into an investment banking agreement with a third party pursuant to which it obtained bridge financing of $750,000 ($637,000 net of financing costs) in connection with a proposed acquisition transaction (see Notes 3 and 6). The Company made advances in the aggregate of $300,000 to the possible merger candidate under the terms of a

EMBRYO DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)


secured promissory note dated September 28, 2004 (see Note 3). On March 30, 2005, the Company terminated its efforts to complete a definitive transaction. This secured note became due, as amended, in June 2005 but remains unpaid, see
Note 3.

     On April 22, 2005, the Company entered into an investment banking agreement with a third party to obtain bridge financing of $42,000,000 in connection with a proposed asset purchase transaction. On June 6, 2005, the Company deposited $100,000 into an escrow account, which amount was subsequently transferred to the prospective seller. A principal of the investment banking firm has personally guaranteed repayment to us of the escrow deposit. As of January 31, 2006, the principal of the investment banking firm repaid $45,000 of the deposit to the Company and $55,00 remains to be repaid, see Note 5.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues and at January 31, 2006, it has incurred cumulative losses of approximately $11,963,000, has a working capital deficit of approximately $1,382,000 and has used cash of approximately $71,000 to fund operations for the nine months ended January 31, 2006. The Company has $5,000 cash on hand at January 31, 2006 and expects to incur additional expenditures over the next twelve (12) months for general and administrative expenses consisting primarily of maintaining an office for the Company to handle administrative and accounting functions inclusive of required SEC reporting, and for legal and professional expenses in connection with such SEC reporting and the settlement of obligations so that the Company may pursue a possible acquisition or other form of reorganization. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's plan to deal with this uncertainty has been to effectively eliminate or defer most of its ongoing expenses, inclusive of rent and salaries while it continues to pursue an acquisition or other strategic transaction. Although expenses are being accrued, they are not currently being paid. The Company's management believes that the repayment of the monies advanced as an escrow deposit as described above, if necessary, and the possible collection of a promissory note (see Note 3) may be available to fund the Company's operations. However realization of the Company's plans, including the collection of such amounts receivable, is uncertain. As such, the Company may be unable to continue operations.

     On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the '40 Act. The share exchange agreement with Yellow Brick Road LLC described in the
Company's 10-KSB filed on August 13, 2004, was intended to satisfy this commitment. That transaction was not successful and was terminated in September 2004. The Company advised the SEC on September 1, 2004 that it will continue its efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company had entered into an investment banking agreement (see Note 5) and was in discussions with a merger candidate (see Note 3) in order to resolve this issue. This effort was terminated on March 30, 2005. The Company entered into an investment banking agreement on April 22, 2005 in connection with a potential acquisition transaction. Although discussions in connection with this transaction have terminated, and the Company cannot give any assurance that it will be successful in entering into a merger

EMBRYO DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)


or other reorganization, the Company is seeking to resolve the investment company issue in the near future. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

     In the event the Company is unable to satisfy its capital needs or settle its current obligations to pursue an acquisition or other form or reorganization, management may pursue the sale of some or all of the Company's assets or seek additional financing. The primary asset has been the Company's equity position in Nesco. As of January 31, 2006, the Company held the equivalent of 4,837,500 shares of Nesco common stock representing 4.41% of the outstanding equity securities of Nesco. Although these shares may be sold one year from the exchange date (after May 25, 2005), the Company does not have actual common shares at this time; as noted above, Nesco issued Series B Preferred shares which will be automatically converted to common shares at such time that authorization is received to issue these shares. Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1, The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments, the Company has recorded a 100% valuation allowance on this investment in light of Nesco's deteriorated financial condition as reflected in its public filings (see Note 4).

     No assurance can be made as to the success of a future acquisition transaction or other type of reorganization or as to the success of the Company's future course of operations which are undetermined at this time. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.  Basis of Presentation:

     The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations, and cash flows as of January 31, 2006 and for the nine and three month periods ended January 31, 2006 and 2005. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2005. The results of operations for the nine month period ended January 31, 2006 are not necessarily indicative of the results to be expected for the full year.

3.   Loan Receivable - Failed Merger Candidate:

     On September 28, 2004, the Company, under the terms of a secured promissory note, made advances of $300,000 to a possible acquisition candidate. The note, as amended, bears interest at 8% and was due on the earlier of (a) one year or
(b) on April 15, 2005 if a definitive agreement between the parties was not entered into by March 15, 2005. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party. On April 11, 2005, the Company agreed to extend the due date of the note to June 15, 2005 subject to the Company receiving a principal payment of $50,000, which was subsequently received on April 19, 2005. This note is secured by the assets of the borrower. Through January 31, 2006, the note has not been paid and the Company continues to pursue collection. At January 31, 2006, the amount due on the note and accrued interest aggregates approximately $280,000. The Company considers collection uncertain and has provided a valuation allowance to write the balance down to zero in the financial statements. In February and March 2006, the Company received an aggregate $10,000 in payments of this note.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

4.  Investment in Nesco

     As of January 31, 2006, pursuant to the share exchange agreement described in Note 1, the Company now holds the equivalent of approximately 4,837,500 shares or 4.41% of Nesco Common Stock. This investment had been valued at cost which approximated $39,000. However, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1, The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments, the Company established a 100% valuation allowance for this investment in light of Nesco's deteriorated financial condition as reflected in its public filings.

5.  Investment Banking Agreement:

     On April 22, 2005, the Company entered into an investment banking agreement with a third party to obtain bridge financing of $42,000,000 in connection with a proposed asset purchase transaction whereby the Company would acquire the assets of a nutraceutical company and negotiated agreements to complete that transaction which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment of the escrow deposit. The transaction did not close by that date and the $100,000 deposit was transferred out of escrow and delivered to the prospective seller. We have terminated discussions regarding this transaction. The Company has not made a demand under the personal guarantee at this time for reimbursement of the deposit. As of January 31, 2006, the principal of the investment banking firm repaid $45,000 of the deposit to the Company. An additional $10,000 was repaid in April 2006. The Company had incurred additional costs in connection with this asset acquisition of approximately $138,000 which are included in operations as costs of failed asset acquisition at January 31, 2006.

6.  Convertible Bridge Loans:

     On September 9, 2004, the Company entered into an investment banking agreement for advisory services and assistance with an acquisition transaction. Under the terms of the agreement, as amended, bridge financing was provided to the Company of $750,000 ($637,000 net of financing costs), by accredited investors, in two tranches as described below. The Company made advances in the aggregate of $300,000 to a possible merger candidate under the terms of a secured promissory note dated September 28, 2004, which note remains unpaid (see
Note 3). On March 30, 2005, the Company terminated its efforts to complete a definitive acquisition transaction due to the inability of the targeted candidate to cure defaults on certain of its outstanding indebtedness owing to a third party.

     On September 29, 2004, the Company received the first tranche of bridge financing in connection with an investment banking agreement (see Note 5). The Company received gross proceeds of $200,000 and entered into a Note Purchase Agreement with an investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note shall convert on a mandatory basis into 20,000,000 shares of common stock if any time prior to maturity the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control. The lender may exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. For the nine months ended January 31, 2006, the amortization of debt discount was approximately $83,000. The balance due on the note at January 31, 2006 is approximately $221,000 consisting of approximately $200,000 in principal and $21,000 in accrued interest. Interest expense for the nine months ended January 31, 2006 and 2005 was approximately $12,000 and $6,000, respectively. At

EMBRYO DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)


January 31, 2006, the note had not been converted. On September 8, 2005, the lender agreed to extend the maturity date for an additional six months to March 29, 2006 with the same terms and conditions as the original note. While the Company is attempting to negotiate a further extension of the note, these convertible bridge notes are currently in default and there is no assurance that the Company will be successful in its efforts to negotiate an extension.

     On November 23, 2004, the Company received the second tranche of bridge financing in connection with the investment banking agreement (see Note 5). The Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes would also receive five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004 the offering was completed and the Company issued notes in the principal amount of $550,000 and warrants to purchase 550,000 shares of common stock in connection with these notes. Approximately $11,000 of the proceeds were attributed to the fair value of the warrants. This amount was recorded as an equity component. The remaining balance of $539,000 was recorded as long-term debt. For the nine months ended January 31, 2006 the amortization of debt discount was approximately $8,000. The notes are convertible into common stock on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at last $3 million at a pre-money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lenders may exercise a discretionary conversion during the last 120 days prior to the maturity date of the notes at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing. The balance due on the notes at January 31, 2006 is approximately $603,000 consisting of approximately $550,000 in principal, $53,000 in accrued interest. Interest expense for the nine months ended January 31, 2006 and 2005 was approximately $34,000 and $8,000, respectively. At January 31, 2006, the notes had not been converted. On December 6, 2005, Ocean Drive Holdings, LLC, acting as appointed agent of the lenders as per the loan documents, agreed to extend the maturity date for an additional year to November 23, 2006 with the same terms and conditions as the original note.

     The Company paid approximately $117,000 in financing fees associated with these transactions which are being amortized over the life of the loans. For the nine months ended January 31, 2006, amortization approximated $61,000. At January 31, 2006, the financing fees had been fully amortized.

7.  Notes Payable:

     In conjunction with a June 2001 litigation settlement the Company recorded a long-term note payable in the amount of $75,000 which was due on June 26, 2003 and bears interest at 7% per year. The note was not paid when due. No default has been declared on the note. The balance due on the note together with accrued interest ($99,000) is included in current liabilities.

     In conjunction with a failed merger in the fiscal year ended April 30, 2005, an unrelated third party loaned the Company $30,000, of which $20,000 is outstanding at January 31, 2006. The loan is payable on demand and is non-interest bearing.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)


8.  Stockholders' Deficit:

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

     Net Income (Loss) Per Share -Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the nine months ended January 31, 2006, since the effect of any potentially dilutive securities would be antidilutive.

     The income (loss) per common share for the nine and three months ended January 31, 2006 includes the current outstanding common shares in the aggregate of 7,995,000 shares. Outstanding options and warrants are not considered when their effect is antidilutive.

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

10.  Supplementary Information - Statements of Cash Flows:

     During the nine months ended January 31, 2005, the Company exchanged an aggregate of approximately $63,000 in debt for equity. During the nine months ended January 31, 2005, the Company issued common stock valued at approximately

EMBRYO DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)


$173,000. This amount was previously included on the balance sheet in costs of failed merger at April 30, 2004.

     The Company has not paid interest for the nine months ended January 31, 2006 and 2005. The Company has not paid income taxes for the nine months ended January 31, 2006 and 2005.

Item 2.  Management's Discussion and Analysis or Plan of Operations

     Factors and Risks That May Affect Future Results

     Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward- looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements.

 Some of these many risks include:

     * we may issue shares of our capital stock or debt securities to raise capital and/or to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership,

     * because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate any viable business combination,

     * we may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business,

     * we have no full time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, currently working without collecting cash compensation,

     * we have incurred significant net losses in the past, and are in default under certain financial obligations, and unless we receive additional financing, we may be forced to cease all operations and liquidate our company and

     For a more complete listing and description of these and other risks that the Company faces please see our filings with the Securities and Exchange Commission including our Annual Report on Form 10-KSB for the year ended April 30, 2005. We assume no obligation to update any forward- looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

Overview and Background

     Embryo Development Corporation (the "Company") is a Delaware Corporation which was formed in 1995 to develop, acquire, manufacture and market various bio-medical devices throughout the United States. To date, the Company has
generated   minimal   sales  and  devoted  its  efforts   primarily  to  various
organizational activities, including negotiating of license agreements, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995, and undertaking preliminary activities for the commencement of operations. All of the license agreements for the development of various medical devices have effectively been terminated in 2001 and the Company has determined that the remaining assets it had purchased relating to medical products, due to the low level of sales, capital constraint and price increases by the manufacturer, have no viable marketability.

     In January 1997, the Company acquired a majority interest in Hydrogel Design Systems, Inc. ["HDS"] which was a consolidated subsidiary of the Company until January 21, 1998 when the Company's ownership of HDS dropped to 45.6%. In January 1999, the Company's share of HDS dropped further to 14.4% and this investment is accounted for at cost. The Company's investment in Nesco is currently less than 5% and Nesco is having financial difficulties and is delinquent in its reporting to the SEC. HDS is engaged in the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized medical/consumer product. The Company's investment in Nesco has been written down to zero based on the financial and business difficulties experienced by Nesco and the illiquidity of our ownership.

     On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in HDS. The Company's response indicated that, among other things, by August 31, 2004 it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the '40 Act. While the Company has not been able to complete a transaction in the timeframe stated, the Company is seeking to resolve the investment company issue. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

     In 2004 we raised gross proceeds of $750,000 in connection with a proposed acquisition transaction. The Company made advances of $300,000 to the acquisition target under a secured promissory note (the "Note"). In 2005, the Company terminated its efforts to complete a definitive transaction with this party. This note remains payable but has not been paid. The Company has written the note down to zero but continues to pursue collection.

     In 2005 the Company entered into an investment banking agreement intended to raise $42,000,000 in connection with a proposed asset purchase transaction. In connection therewith, the Company deposited $100,000 (the "Deposit") into an escrow account. A principal of the investment banking firm guaranteed repayment of the $100,000. The deposit has been transferred out of escrow to the prospective seller. To date, the principal of the investment banking firm has repaid $45,000 of the deposit to the Company and approximately $55,000 remains to be repaid.

     The Company currently has only one employee, its Chief Executive officer, who devotes part time to the Company's affairs.

     Additional background and historical information can be found in Note 1 to the financial statements and in the Company's other reports to the Securities and Exchange Commission including its Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005.

Plan of Operation

     The Company's current activities are limited and they are focused on pursuing an acquisition or other form of reorganization where the Company's status as a publicly reporting entity can be combined with an operating business. Such transaction would most likely result in a change in control of the Company. While it pursues such opportunities, the Company's principal other activity would be maintaining its public reporting status and corporate existence.

     At January 31, 2006, the Company had $5,000 in cash and a working capital deficit of $1,382,000. For the nine months ended January 31, 2006, the Company used $71,000 in cash in operations and incurred a net loss of $544,000. The Company's accumulated deficit at January 31, 2006 was $11,963,000. Further, certain convertible bridge notes and related interest became due and payable on March 29, 2006, were not paid and are now in default. As such, the Company does not have the financial resources to continue for the next twelve months.

     The Company plans to fund its operations in the short term by continuing to request refund of the remaining $55,000 Deposit discussed above and continuing to pursue collection of the $300,000 Note discussed above. In February and March 2006, the Company received payments aggregating $10,000 under the $300,000 Note. In April 2006, the Company received an additional $10,000 under the Deposit discussed above. While the Company has successfully collected an aggregate $55,000 of the Deposit in recent months and $10,000 on the Note (which note has been written down to zero due to the uncertainty of collection), there is no assurance that further collections on the Deposit or the Note will be made. Further, since significant debt is currently in default, the Company may be forced to cease operations at any time.

     Critical Accounting Principles -

     We have identified critical accounting principles that affect our condensed financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

     Going Concern Consideration - Our condensed financial statements have been prepared assuming we are a "going concern". Our planned activities are dependant on collection of certain receivables until additional capital can be raised or a strategic business arrangement consummated. There can be no assurance that our plans to address this need can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the condensed financial statements which could result should we be unable to continue as a going concern.


Item 3.  Controls and Procedures

     Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, who is the same person, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, our disclosure controls and procedures contained a material weakness in that, due to financial constraints, we have been unable to file our periodic reports under the Exchange Act on time.

     Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that during the fiscal quarter to which this report relates, have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings

     In June 2001, definitive settlement documents were executed in connection with a consolidated class action in which the Company was a defendant. The settlement documents provided that the Company would pay $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company had remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. In December 2002, the court approved the settlement. The note was not paid when due. No default has been declared on the note. The balance due on the note with accrued interest of $99,100 is included in current liabilities.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. - Defaults Upon Senior Securities.
   Not applicable.

Item 4. - Submission Of Matters To A Vote Of Security Holders.
   Not applicable.

Item 5. - Other Information.
   Not applicable.

Item 6. - Exhibits.

     Exhibits:
     --------

     Exhibit 31 - Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit  32 -  Certification  of the  Chief  Executive  Officer  and  Chief
Financial  Officer  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: April 20, 2006