Form 10KSB
period 2006-04-30
EMBRYO DEVELOPMENT CORP
filed 2006-08-04
CIK 945439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED April 30, 2006

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _______ to __________.

                        COMMISSION FILE NUMBER: 000-27028

                         EMBRYO DEVELOPMENT CORPORATION
           -----------------------------------------------------------
           (Name of Small Business Issuer as specified in its Charter)

               Delaware                                       13-3832099
    (State or other jurisdiction of                 (IRS Employer Identification
     incorporation or organization)                              No.)

          305 Madison Avenue
          New York, New York                                    10165
----------------------------------------                      ----------
(Address of Principal executive offices)                      (Zip Code)

         Issuer's telephone number, including area code: (212) 808-0607

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                                                           Name of Each Exchange
    (Title of each class)                                   On Which Registered
------------------------------                             ---------------------
Common Stock, par value $0.001                                    (None)

Check whether the issuer is not require to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, at July 20, 2006, was approximately $240,000.

At July 15, 2006, the issuer had 7,995,000 shares of Common Stock outstanding. Transitional Small Business Disclosure Format: Yes |_| No |X|

Documents incorporated by reference: None

                INTRODUCTORY NOTE AND FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. Forward-looking statements frequently convey our current expectations regarding, among other things,

      o     success of management;

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

      o     financial condition, results of operations and cash flows; and

      o     similar operating matters.

However, many factors may cause actual results, performance or achievements to differ materially from those expressed in, or implied by, these forward-looking statements. Such factors include inaccurate assumptions and a broad variety of risks, uncertainties and contingencies, some of which are known and others of which are not known. Some of the known risks, uncertainties and contingencies are discussed in "Part I, Item 1. Business - Factors and Risks that May Affect Future Results" elsewhere in this report and should be considered together with any forward-looking statement. No forward-looking statement is a guarantee of future results or events, and one should avoid placing undue reliance on such statements. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this report or in our other reports filed with the SEC. As used in this annual report, the terms "we", "us", "Embryo", and "the Company" mean Embryo Development Corporation.

PART I

Item 1. BUSINESS.

      Overview and historical activities -

      We are currently a "shell company" with no meaningful assets or operations other than our efforts to identify and merge with an operating company or otherwise engage in a strategic or financial transaction. We no longer have any full-time employees and our Chief Executive Officer serves on a part-time basis.

      Prior to 2002, our business had been focused on development, acquisition, manufacturing and marketing various bio-medical devices. The Company was a party to seven license agreements (the "License Agreements") and two royalty sharing agreements (the "Royalty Sharing Agreements") with Dr. Lloyd Marks which provided for the exclusive license of seven medical devices and the sharing of royalties of two medical devices, all of which had been developed by Dr. Marks ("Marks Medical Devices"). As of January 2001, all of these licenses had been terminated. The Company also holds patents to five other medical devices and was the exclusive licensee of one medical device in the areas of emergency medical equipment and peritoneal dialysis warming devices. The Company has not derived any significant revenues since its inception. As a result of the Company's determination that: (a) the products licensed could not be profitably developed and commercially marketed, and (b) that the products covered by patent rights did not have any viable marketability, the Company decided to preserve its remaining capital and discontinue those activities. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would likely involve very substantial dilution to the existing shareholders. It would, however, provide an opportunity to return some value to shareholders. We do not have any commitments to merge with any company nor have we identified a suitable merger candidate.

      We hold the equivalent of approximately 4,837,500 shares or 4.4% of Nesco Industries, Inc. ("Nesco") common stock. Our ownership is represented by Series B Convertible Preferred Shares of Nesco. Such shares have no market but are convertible into common stock of Nesco once Nesco completes an amendment of its Certificate of Incorporation to increase the number of common shares authorized. Nesco has been attempting to complete such amendment to its Certificate of Incorporation since 2004 without success. Nesco is a publicly traded company that is not listed on any exchange (Symbol NESK.PK). Nesco is now engaged in the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic consumer products. Additionally, Nesco has recently engaged in the manufacture and sale of patented hydrophilic urethane foam products, polyurethane gels and moisture managed foam footwear inserts for use in the cosmetic, medical, and household markets. Nesco's liabilities exceed its assets by over $9,600,000 in its published financial statements for its fiscal year ended April 30, 2006. Prior to 2004 Nesco was a shell company that had previously, prior to 2003, been engaged primarily in asbestos abatement contracting. Our investment in Nesco is considered impaired and as a result we have recorded a full valuation allowance for this investment.

      On December 12, 2003, we received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). We responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. Our response continued that by August 31, 2004, we intended to enter into some form of reorganization with a private company or re-configure its assets to remove ourselves from the definition of an investment company under the 40 Act. To date our activities have not been successful.

      While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

      We are a Delaware corporation and were organized in March 1995.

      Activities since 2003

Since 2003, our activities have consisted of, among other things, attempting to acquire or merge with an operating company. These activities have including the following proposed transactions:

      Yellow Brick Road Proposed Transaction:

      Pursuant to a Share Exchange Agreement, as amended, initially dated as of the 10th day of April, 2004 (the "YBR Agreement"), by and among the Company, Yellow Brick Road Ventures LLC, a New Jersey limited liability company ( "YBR"), and Music Asset Corp., a Delaware corporation ("MAC") that was at the time of execution of the Agreement a wholly owned subsidiary of YBR, the Company agreed to acquire from YBR, 100% of the outstanding stock of MAC in exchange for the issuance by the Company of 22,473,214.29 shares of the Company's common stock, subject to YBR providing certain financing to the Company in connection with the exploitation of the assets of MAC. Subsequent to the transaction, MAC would have become a wholly owned subsidiary of the Company.

      The assets of MAC included the non-exclusive rights to distribute and exploit a music library of approximately 9,000 recordings pursuant to that certain Asset Purchase Agreement (the "Startek Agreement") made the 7th day of April 2004 by and between Startek Entertainment Corp., a New Jersey Corporation ("Startek"), Joe Venneri who is also President of Startek ("Venneri") and MAC. The Startek Agreement provides that a sale of all of the shares of stock of MAC to a third party shall not affect the enforceability of this agreement subject to satisfying certain obligations, which the Company had met, including the issuance of 1,000,000 shares of common stock of the Company to Startek. The value of the common shares granted ($30,000) was charged to operations in the year ended April 30, 2004. These shares were subsequently issued in December 2004.

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

      On September 21, 2004, this transaction was unwound as YBR did not satisfy its obligation to deliver the required financing to the Company. In connection with this termination, the Company redelivered to YBR all shares of the common stock of MAC and issued 57,500 shares of its Series B Preferred Stock which, upon conversion to common shares, will aggregate 5,750,000 shares of common stock; 4,250,000 shares will be issued to YBR and 1,500,000 shares will be issued to advisors as part of the YBR Agreement. The value of the common shares to be issued ($172,500) upon conversion of the Series B Preferred Stock to common and the non-refundable deposit of $25,000 were charged to operations in the year ended April 30, 2004. See Item 12 "Certain Relationships and Related Transactions."

      September 2004 Proposed Acquisition Transaction:

      On September 9, 2004, we entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of up to $950,000 in connection with a proposed acquisition transaction. We received gross proceeds of $750,000 in connection with this agreement. The Company made advances in the aggregate of $300,000 to a prospective merger candidate under the terms of a secured promissory note dated September 28, 2004. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party. Since March 30, 2005, only $10,000 has been collected on the secured promissory note despite repeated attempts to collect. The Company has recorded a full valuation allowance for this note receivable recognizing it at zero value in the accompanying financial statements due to the uncertainty of collection.

      April 2005 Proposed Asset Purchase Transaction:

      On April 22, 2005, we entered into an investment banking agreement for an initial term of 180 days with a third party to obtain bridge financing of $42,000,000 in connection with a proposed asset purchase transaction. Under the proposed acquisition transaction we were to acquire the assets of a nutriceutical company and we negotiated agreements to complete that transaction no later than May 25, 2005.

      On June 6, 2005, we deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to us of the payment into the escrow deposit. This transaction did not close by that date and the $100,000 deposit was delivered to the prospective seller. There is no current activity on this proposed transaction. As of June 30, 2006, the Company has received the return of all of the $100,000 deposit, $45,000 of which was outstanding at the date of our April 30, 2006 financial statements.

      Subsequent activities:

      The Company is continuing to pursue and explore other business opportunities, inclusive of the possible acquisition of a new line of business, which may or may not be related to the development of medical devices.

      Investment Company Status:

      On December 12, 2003, we received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). We responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. Our response continued that by August 31, 2004, we intended to enter into some form of reorganization with a private company or re-configure our assets to remove ourselves from the definition of an investment company under the 40 Act. The share exchange agreement with Yellow Brick Road LLC described above was intended to satisfy this commitment. That transaction was not successful and was terminated in September 2004. We advised the SEC on September 1, 2004 that the Company will continue its efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company had entered into an investment banking agreement and was in discussions with a merger candidate in order to resolve this issue. This effort was terminated on March 30, 2005. The Company cannot give any assurance that it will be successful in its pursuit of any business opportunity but believes it will not be deemed an investment company. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

      Factors and Risks That May Affect Future Results

      You should carefully consider the risks described below, among others, before deciding whether to invest in shares of our common stock or obligations of our Company. Any investment in our common stock or obligations involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business.

We may issue shares of our capital stock or debt securities to raise capital and to complete a business combination, which would reduce the equity interest of our stockholders and, in the case of a business combination, would likely cause a change in control of our ownership.

      Our certificate of incorporation currently authorizes the issuance of up to 30,000,000 shares of common stock and 15,000,000 shares of preferred stock. This level of capitalization is insufficient to support the company's additional capital needs and the requirements of a traditional "reverse-merger" or acquisition candidate. As such, we would likely be required to either (a) enter into a reverse-split of our outstanding stock to very significantly reduce the number of shares outstanding or (b) increase our authorized share capitalization very significantly, each of which would very significantly dilute existing shareholders. We have no commitments to issue our securities, merge with another company or engage in a reverse split. The issuance of additional shares of our common stock or any number of shares of our preferred stock or a reverse split of our common stock:

      o would significantly reduce the equity interest of current shareholders;

      o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

      o     may adversely affect prevailing market prices for our common stock.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with suitable growth potential.

      We expect to encounter intense competition from other entities seeking to merge an operating business into a public company. In addition to competition from other companies like ours with very limited resources, we expect competition from public companies that have raised significant money for a reverse merger, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess far greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses with which we could merge, our ability to compete in acquiring certain sizable target businesses will be limited by our lack of available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

We may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business.

      If the target business we merge with requires capital in order to execute its business plan, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

We have incurred significant net losses in the past, we do not have sufficient financing to continue our operations for the coming twelve months and we may be forced to cease all operations and liquidate our company.

      We have incurred significant net losses since our inception. Our net loss was $657,000 for the fiscal year ended April 30, 2006. Our accumulated deficit since our inception in 1995 was $12,076,000 at April 30, 2006. At April 30, 2006 we had approximately $3,000 of cash and a working capital deficit and shareholders' deficit of approximately ($1,485,000) and ($1,440,000), respectively. Our available cash and working capital at April 30, 2006 is clearly insufficient to fund our planned operations for the coming twelve months. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing. Any equity financing would be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

Our common stock price has fluctuated considerably, has limited trading volume and may not appreciate in value.

      Our shares are traded on the OTC Bulletin Board under the symbol "EMBR." Trading in our shares has generally been inactive. The absence of an active trading market reduces the liquidity of an investment in our shares. The market price for our shares has been and is likely to be very volatile. Numerous factors beyond our control may have a significant adverse effect on prices. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

      Employees

      As of July 15, 2006, the Company employed one (1) person in general administration and finance. The Company has never had a work stoppage and its employees are not represented by a labor organization.

Item 2. PROPERTIES.

      The Company's corporate headquarters are in New York City. On September 1, 2001, the Company entered into a sublease with Hydrogel Design Systems, Inc. (currently a subsidiary of Nesco) for office space on a month to month basis. In May, 2004, the lease expired and we ceased paying rent. The Company has been able to remain in the office space as the space is shared with other tenants and the Company's use is minimal. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms. See "Certain Transactions."

Item 3. LEGAL PROCEEDINGS.

      The Company had been named as a defendant in a consolidated class action before the U.S. District Court for the Eastern District of New York. In a consolidated complaint, plaintiffs asserted claims against the Company and others under the Securities Act of 1933, the Securities Exchange Act of 1934 and New York common and statutory law arising out of the November 1995 initial public offering of 1 million shares of the Company's common stock. According to the complaint, the underwriter of the offering, Sterling Foster & Co., Inc. ("Sterling Foster"), which was also a defendant, manipulated secondary market trading in shares of the Company's common stock following the offering and covered certain short positions it created through such manipulation by purchasing shares of Company stock from persons who owned such stock prior to the offering pursuant to an arrangement with such persons that was not disclosed in the registration statement and prospectus distributed in connection with the offering. The complaint sought unspecified damages.

      In November 1998, it was announced that Michael Lulkin, a director and Chairman of the Board of Directors of the Company at the time of the Company's initial public offering, had plead guilty to, among other things, conspiracy to commit securities fraud. The charges to which Mr. Lulkin plead were premised on allegations that Mr. Lulkin, Sterling Foster, and others had entered into an undisclosed agreement pursuant to which, upon conclusion of the Company's initial public offering, they would: (a) cause Sterling Foster to release Mr. Lulkin and others who owned Embryo stock prior to the offering from certain "lock up" agreements restricting them from selling such stock; and (b) cause Mr. Lulkin and such other persons to sell their Embryo stock to Sterling Foster at prearranged prices to enable Sterling Foster to use such stock to cover certain short positions it had created.

      In August 1999, an agreement of principle was entered into providing for settlement of the consolidated class action against the Company, Mr. Lulkin and Steven Wasserman, who was also a member of the Company's Board of Directors at the time of the Company's initial public offering. Under the agreement in principle, all claims in the action against the Company, and against Mr. Lulkin and Mr. Wasserman insofar as they were members of the Company's Board of Directors, would be dismissed in exchange for a payment of $400,000, of which $100,000 would need to be paid by the Company and $300,000 would be paid by an insurance company under a directors and officers liability policy of insurance. In June 2001, definitive settlement documents were executed. The settlement documents provide that the Company would pay the foregoing $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. In December 2002, the court approved the settlement. The Company has remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. The note was not paid when due. Together with interest, there is approximately $100,000 due on the note, which is in default.

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

      The Company was advised by The Nasdaq Stock Market that it failed to meet the continued listing requirements of The Nasdaq SmallCap Market. The Company submitted an application for continued listing, which was denied. The Company filed an appeal to that decision which was also denied. As such, on October 21, 1998, the Company's common stock became listed on the OTC-Bulletin Board where it continues to trade.

      The following table indicates the high and low bid prices for the Company's Common Stock for the period up to June 30, 2006 based upon information supplied by the OTC-Bulletin Board system through the second quarter of 2005 and from publicly available sources thereafter. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                                                 Quoted Bid Price
                                                  High       Low
      2006 Calendar Year
      First Quarter                                .09       .05
      Second Quarter                               .08       .03

      2005 Calendar Year
      First Quarter                                .23       .045
      Second Quarter                               .23       .05
      Third Quarter                                .17       .10
      Fourth Quarter                               .13       .04

      2004 Calendar Year
      First Quarter                                .06       .015
      Second Quarter                               .05       .02
      Third Quarter                                .06       .017
      Fourth Quarter                               .34       .02

      On July 20, 2006, the closing price of the Common Stock as reported on the OTC-Bullletin Board was $.03.

Holders

On July 24, 2006, there were 673 holders of record of common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the forseeable future.

Recent Sales and Issuance of Unregistered Securities

In the past three fiscal years the following securities were offered and issued in private transactions made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving public offerings. All of the investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.:

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

      - In November 2004, pursuant to an investment banking agreement, the Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes would also receive five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004 the offering was completed and the Company issued notes in the principal amount of $550,000 to a series of accredited investors and warrants to purchase 550,000 shares of common stock in connection with these notes. The notes were convertible into common stock on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at least $3 million at a pre-money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lender had the right to exercise a discretionary conversion during the last 120 days prior to the maturity date of the notes at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Overview and Background

      Embryo Development Corporation (the "Company") is a Delaware Corporation which is focused on engaging in a "reverse merger" transaction with an unrelated business that could benefit from our status as a public reporting company. Our other activities include preserving cash, raising cash and continuing our public reporting.

      The Company was formed in 1995 to develop, acquire, manufacture and market various bio-medical devices throughout the United States. The Company devoted its efforts primarily to various organizational activities, including negotiating of the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks license, inclusive of the Self-Shielding Needle, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995, and undertaking preliminary activities for the commencement of operations. The Company generated minimal revenues. All of the license agreements for the development of various medical devices, inclusive of the Self-Sheilding Needle, have effectively been terminated and the Company has determined that the remaining assets it had purchased relating to medical products have no viable marketability. As a result, management has determined that the Company is no longer in the development stage and is a "shell company".

The Company's merger related activities have included the following:

      - In April 2004, the Company entered into a Share Exchange Agreement with Yellow Brick Road Ventures, LLC. On September 21, 2004, this transaction was terminated as the party involved in the transaction did not deliver the financing to the Company as required by that agreement.

      - In September 2004 we raised gross proceeds of $750,000 in connection with a proposed acquisition transaction. The Company made advances of $300,000 to the acquisition target under a secured promissory note (the "Note"). In 2005, the Company terminated its efforts to complete a definitive transaction with this party. This note remains payable but has not been paid. The Company has written the note down to zero but continues to pursue collection.

      - In April 2005 the Company entered into an investment banking agreement intended to raise $42,000,000 in connection with a proposed asset purchase transaction. In connection therewith, the Company deposited $100,000 (the "Deposit") into an escrow account. A principal of the investment banking firm guaranteed repayment of the $100,000. The deposit has been transferred out of escrow to the prospective seller. Through April 30, 2006, $55,000 of the deposit has been repaid to the Company. In June 2006 the remaining $45,000 was repaid.

      The Company is the owner of the equivalent of approximately 4,837,500 shares, or 4.4% of the Common Stock of Nesco Industries, Inc., ("Nesco") a public company. The Company had originally acquired these shares through the acquisition, in 1997, of a majority interest in Hydrogel Design Systems, Inc. ("HDS"). At that time, HDS was a consolidated subsidiary of the Company. The Company's ownership of HDS decreased in 1998 and 1999 and again upon the merger of HDS with Nesco in 2004, whereby HDS became a majority owned subsidiary of Nesco. The Company's 4.4% ownership of Nesco is represented by Series B Preferred Stock which would be convertible into common stock of Nesco upon completion of an amendment to Nesco's Certificate of Incorporation to increase the number of shares of common stock that Nesco is authorized to issue. The Company has recorded a 100% valuation allowance on this investment.

      On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the 40 Act. The share exchange agreement with Yellow Brick Road LLC described above, was intended to satisfy this commitment, but was not successful and was terminated in September 2004. The Company advised the SEC on September 1, 2004 that it will continue its efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company had entered into investment banking agreements and was in discussions with merger candidates as described above in order to resolve this issue. Each of these efforts was terminated, one in March 2005 and one later in 2005. The Company is continuing its discussions with various potential merger or acquisition targets. The Company cannot give any assurance that it will be successful but believes it will resolve the issue. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

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

      At April 30, 2006, the Company had approximately $3,000 in cash and a working capital deficit of approximately $1,485,000. For the fiscal year ended April 30, 2006, the Company used $88,000 of cash in operations and incurred a net loss of $657,000. The Company's accumulated deficit at April 30, 2006 was $12,076,000. Further, certain convertible bridge notes and related interest became due and payable on March 29, 2006, were not paid and are now in default. As such, the Company does not have the financial resources to continue for the next twelve months.

      While we have had and continue to have discussions regarding various possible mergers or other financing or strategic transactions, there are no commitments to any transaction or proposal.

      The Company plans to fund its operations in the short term by utilizing the refund of the remaining $45,000 of the Deposit discussed above (which amount was received in June 2006) and continuing to pursue collection of the $300,000 Note discussed above. While the Company has recently collected an aggregate of

$10,000 on the Note in February and March 2006, such payments have ceased and there is no assurance that any further collections of the Note will be made. The Note has been written down to zero in the accompanying financial statements due to the uncertainty of collection. Further, since significant debt is currently in default, the Company may be forced to cease operations at any time by creditor actions.

      Critical Accounting Principles -

      We have identified critical accounting principles that affect our financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

      Going Concern Consideration - Our financial statements have been prepared assuming we are a "going concern." Our planned activities are dependant on collection of certain receivables until additional capital can be raised or a strategic business arrangement consummated. There can be no assurance that our plans to address this need can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern.

      Off-Balance Sheet Arrangements

      At April 30, 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such activities.

      New Accounting Pronouncements

      Share-based compensation - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. The effective date of SFAS No. 123R for the Company is May 1, 2006. The Company has elected to adopt SFAS No. 123R using the "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.

      The adoption of this statement has had no effect on net loss and net loss per share due to the adoption of the "modified prospective" method and the fact that no options have been granted or are outstanding.

      The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be estimated because they depend on, among other things, the number of options issued in the future.

Item 7. FINANCIAL STATEMENTS

                         EMBRYO DEVELOPMENT CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm              13

      Financial Statements -

            Balance sheet                                                  14

            Statements of operations                                       15

            Statements of cash flows                                       16

            Statements of stockholders' deficit                            17

            Notes to financial statements                                18 - 24

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Embryo Development Corporation

      We have audited the accompanying balance sheet of Embryo Development Corporation (the "Company") as of April 30, 2006, and the related statements of operations, cash flows and stockholders' deficit for each of the years in the two-year period ended April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Embryo Development Corporation as of April 30, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has no revenues, has incurred cumulative losses of approximately $12,076,000, has a working capital deficit of approximately $1,485,000, utilized cash of approximately $133,000 for operating, investing and financing activities for the year ended April 30, 2006 and has over $950,000 of debt, including interest, in default at April 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
July 31, 2006

                         EMBRYO DEVELOPMENT CORPORATION
                                  BALANCE SHEET
                                 April 30, 2006

ASSETS

CURRENT ASSETS - Cash                                                                $      3,000
                                                                                     ------------

OTHER ASSETS - Refundable deposit                                                          45,000
                                                                                     ------------

    Total Assets                                                                     $     48,000
                                                                                     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                   $    327,000
  Accrued expenses (including approximately $167,000 payable to the
   Company's Chief Executive Officer for accrued but unpaid payroll)                      203,000
  Notes and interest payable, in default                                                  120,000
  Convertible bridge loans and interest payable, in default                               838,000
                                                                                     ------------
    Total current liabilities                                                           1,488,000
                                                                                     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.0001 par value; total authorized
   15,000,000 shares, 6,000,000 Series A, 3,000,000 Series B;
   120,000 Series B issued and outstanding, liquidation preference $4,800                      --
  Common stock, $.0001 par value; authorized 30,000,000
   shares; 7,995,000 issued and outstanding                                                 1,000
  Additional paid-in-capital                                                           10,635,000
  Accumulated deficit                                                                 (12,076,000)
                                                                                     ------------
    Total stockholders' deficit                                                        (1,440,000)
                                                                                     ------------
    Total Liabilities and Stockholders' Deficit                                      $     48,000
                                                                                     ============

See accompanying notes to financial statements

                         EMBRYO DEVELOPMENT CORPORATION
                            STATEMENTS OF OPERATIONS
                   For the years ended April 30, 2006 and 2005

                                                                      2006              2005
                                                                   -----------       -----------
OPERATING EXPENSES:
  General and administrative                                       $   274,000       $   125,000
                                                                   -----------       -----------

OTHER (INCOME) EXPENSES:
  Other income - partial recovery of receivable written-off            (10,000)               --
  Interest and other                                                    65,000            22,000
  Amortization of debt discount                                         89,000           121,000
  Amortization of financing costs                                       61,000            53,000
  Loss on extinguishment of debt                                            --           188,000
  Gain on forgiveness of royalty debt                                       --          (354,000)
  Provision for loss on investment in unconsolidated investee           39,000                --
  Provision for loss on promissory notes and interest                       --           263,000
  Cost of failed asset acquisition                                     139,000            86,000
                                                                   -----------       -----------

 Total Other Expenses                                                  383,000           379,000
                                                                   -----------       -----------

 NET LOSS                                                          ($  657,000)      $  (504,000)
                                                                   ===========       ===========

BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                                                  $     (0.08)      $     (0.06)
                                                                   ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED NET
 LOSS PER COMMON SHARE                                               7,995,000         7,995,000
                                                                   ===========       ===========

See accompanying notes to financial statements.

                         EMBRYO DEVELOPMENT CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                   For the year ended April 30, 2006 and 2005

                                                                                 2006              2005
                                                                               ---------         ---------
OPERATING ACTIVITIES:
 Net loss                                                                      $(657,000)        $(504,000)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                                                   1,000             1,000
    Amortization of debt discount                                                 89,000           121,000
    Amortization of financing costs                                               61,000            54,000
    Provision for loss on investment in unconsolidated investee                   39,000                --
    Write-off of deferred asset acquisition costs                                 38,000                --
    Loss on extinguishment of debt                                                    --           188,000
    Gain on forgiveness of royalty debt                                               --          (354,000)
    Provision for loss on loan receivable from failed merger                          --           263,000
Changes in operating assets and liabilities, (Increase) Decrease:
    Accounts payable, accrued expenses (including interest) and other            341,000            61,000
    Interest receivable                                                               --           (13,000)
    Royalty payable                                                                   --           (25,000)
                                                                               ---------         ---------

      Net cash used in operating activities                                      (88,000)         (208,000)
                                                                               ---------         ---------
INVESTING ACTIVITIES:
    Payment of asset acquisition deposit                                        (100,000)               --
    Return of asset acquisition deposit                                           55,000                --
    Loan receivable - merger candidate                                                --          (300,000)
    Repayment of loan - merger candidate                                              --            50,000
    Repayment of loans from unconsolidated investee                                   --            15,000
    Deferred acquisition costs                                                        --           (38,000)
                                                                               ---------         ---------
      Net cash used in investing activities                                      (45,000)         (273,000)
                                                                               ---------         ---------

FINANCING ACTIVITIES:
    Purchase and retirement of Series A preferred stock                               --           (20,000)
    Net proceeds from convertible bridge loan                                         --           637,000
                                                                               ---------         ---------
      Net cash provided by financing activities                                       --           617,000

NET INCREASE (DECREASE) IN CASH                                                 (133,000)          136,000

CASH at beginning of period                                                      136,000                --
                                                                               ---------         ---------

CASH at end of period                                                          $   3,000         $ 136,000
                                                                               =========         =========

Supplemental disclosure of non-cash investing and financing activities:
    Stock issued in Share Exchange and Termination Agreements                  $      --         $ 203,000
    Stock issued in exchange for debt and payroll                              $      --         $  63,000
    Warrants and conversion feature of convertible loans                       $      --         $ 211,000
    Cash paid for interest                                                     $      --         $      --

See accompanying notes to financial statements

                         EMBRYO DEVELOPMENT CORPORATION
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   For the years ended April 30, 2006 and 2005

                                                                 Series A               Series B        Additional
                                         Common Stock         Preferred Stock        Preferred Stock      Paid-in      Accumulated
                                       Shares    Amount      Shares      Amount     Shares     Amount     Capital        Deficit
                                     ---------  --------   ---------   ---------  --------    -------   ------------   ------------
Balance - May 1, 2004                6,995,000  $  1,000   6,000,000   $   1,000        --    $    --   $  9,991,000   $(10,915,000)

Repurchase and Retirement
  Of Series A Preferred                     --        --  (6,000,000)     (1,000)       --         --        (19,000)            --

Shares issued in connection with
 Share Exchange Agreement
 and Termination Agreement           1,000,000        --          --          --    58,000         --        202,000             --

Exchange of Debt for Equity                 --        --          --          --    62,000         --        250,000             --

Beneficial Conversion Feature
 of Convertible Bridge Loan                 --        --          --          --        --         --        200,000             --

Issuance of Warrants in
 connection with Convertible
 Bridge Loan                                --        --          --          --        --         --         11,000             --

Net Loss                                    --        --          --          --        --         --             --       (504,000)
                                     ----------------------------------------------------------------------------------------------

Balance - April 30, 2005             7,995,000     1,000          --          --   120,000         --     10,635,000    (11,419,000)

Net Loss                                    --        --          --          --        --         --             --       (657,000)
                                     ----------------------------------------------------------------------------------------------

Balance - April 30, 2006             7,995,000  $  1,000          --   $      --   120,000    $    --   $ 10,635,000   $(12,076,000)
                                     ==============================================================================================

See accompanying notes to financial statements.

                         EMBRYO DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND ACTIVITIES; GOING CONCERN CONSIDERATION

Company Activities - Embryo Development Corporation (the "Company") is a Delaware Corporation which is focused on engaging in a "reverse merger" transaction with an unrelated business that could benefit from our status as a public reporting company. Our other activities include preserving cash, raising cash and continuing our public reporting.

      The Company was formed in 1995 to develop, acquire, manufacture and market various bio-medical devices throughout the United States. The Company devoted its efforts primarily to various organizational activities, including negotiating of license agreements inclusive of the Self-Shielding Needle, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995, and undertaking preliminary activities for the commencement of operations. The Company generated minimal revenues. All of the license agreements for the development of various medical devices, inclusive of the Self-Sheilding Needle, have effectively been terminated and the Company has determined that the remaining assets it had purchased relating to medical products have no viable marketability. As a result, management has determined that the Company is no longer in the development stage and is a "shell company".

The Company's merger related activities have included the following:

      - In April 2004, the Company entered into a Share Exchange Agreement with Yellow Brick Road Ventures, LLC (see Note 7). On September 21, 2004, this transaction was terminated as the party involved in the transaction did not deliver the financing to the Company as required by that agreement.

      - In September 2004, the Company raised $750,000 (approximately $637,000 net of financing costs) of bridge financing in connection with a proposed acquisition transaction (see Notes 6 and 9). The Company made advances in the aggregate of $300,000 to a possible merger candidate under the terms of a secured promissory note dated September 28, 2004 (see Note 4). On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party.

      - On April 22, 2005, the Company entered into an investment banking agreement with a third party to obtain bridge financing of $42,000,000 in connection with a proposed asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company. The Company negotiated agreements to complete that transaction (see Note 6) which was to close, as amended, no later than June 10, 2005. The transaction did not close by the required date and is no longer active.

The Company is the owner of the equivalent of approximately 4,837,500 shares, or 4.4% of the Common Stock of Nesco Industries, Inc., ("Nesco") a public company. The Company had originally acquired these shares through the acquisition, in 1997, of a majority interest in Hydrogel Design Systems, Inc. ("HDS"). At that time, HDS was a consolidated subsidiary of the Company. The Company's ownership of HDS decreased in 1998 and 1999 and again upon the merger of HDS with Nesco in 2004, whereby HDS became a majority owned subsidiary of Nesco. The Company's 4.4% ownership of Nesco is represented by Series B Preferred Stock which would be convertible into common stock of Nesco upon completion of an amendment to Nesco's Certificate of Incorporation to increase the number of shares of commons stock that Nesco is authorized to issue. The Company has recorded a 100% valuation allowance on this investment as discussed in Note 5.

On December 12, 2003, the Company received a letter from the SEC's Division of Investment Management inquiring as to the possible status of the Company as an unregistered "investment company" within the meaning of the Investment Company Act of 1940 ("40 Act"). The Company responded to this letter on January 28, 2004 explaining that the Company may have inadvertently and temporarily fallen into the SEC's definition of an investment company because of the lack of success with a licensing agreements program that resulted in a disproportionate percentage of assets being represented by ownership in another company. The Company's response continued that by August 31, 2004, it intended to enter into some form of reorganization with a private company or re-configure its assets to remove itself from the definition of an investment company under the 40 Act. The share exchange agreement with Yellow Brick Road LLC described above, was intended to satisfy this commitment, but was not successful and was terminated in September 2004. The Company advised the SEC on September 1, 2004 that it will continue its efforts to achieve a reconfiguration of its assets or enter into some from of re-organization by December 31, 2004. The Company had entered into an investment banking agreements and was in discussions with a merger candidate as described above in order to resolve this issue. Each of these efforts was terminated, one in March 2005 and one later in 2005. The Company is continuing its discussions with various potential merger or acquisition targets. The Company cannot give any assurance that it will be successful but believes it will resolve the issue. However, a determination by the SEC that the Company is in fact an unregistered investment company could have a material adverse effect on the Company's business.

Going Concern Consideration - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred cumulative losses of approximately $12,076,000, has a working capital deficit of approximately $1,485,000, utilized cash of approximately $133,000 for operating, investing and financing activities for the year ended April 30, 2006 and has over $950,000 of debt, including interest, in default at April 30, 2006. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans to deal with this uncertainty is to attempt to collect on outstanding receivables and deposits, raise capital and engage in a merger with an unrelated operating company. There is no assurance that management's plans will be realized. The accompanying financial statements do not reflect any adjustments which might be necessary to the carrying amount and classification of assets and liabilities should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk is cash. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company does not require collateral or other security to support financial instruments subject to credit risk.

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

Earnings Per Share - The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings per Share", which requires basic loss per common share to be computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Therefore, basic and diluted loss per share were the same for the years ended April 30, 2006 and 2005.

Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the balance sheet at April 30, 2006.

Stock-Based Compensation - The Company complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans under which no compensation cost has been recognized in the accompanying statements of operations, as no options were granted in the respective periods. As of April 30, 2006 and 2005, there were no stock options or warrants outstanding under stock-based compensation plans.

New Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. The effective date of SFAS No. 123R for the Company is May 1, 2006. The Company has elected to adopt SFAS No. 123R using the "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.

The adoption of this statement has had no effect on net loss and loss per share due to the adoption of the "modified prospective" method and the fact that no options have been granted or are outstanding.

The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be estimated because they depend on, among other things, the number of options issued in the future.

NOTE 3 - OTHER ASSETS

Refundable deposit - On April 22, 2005, the Company entered into an investment banking agreement with a third party to obtain bridge financing of $42,000,000 in connection with a proposed asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company. The Company negotiated agreements to complete that transaction which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm has personally guaranteed repayment to the Company of the escrow deposit. The transaction did not close by that date and the $100,000 deposit was delivered to the prospective seller and no further agreements have been reached. At April 30, 2006, approximately $45,000 was still outstanding under this deposit, which amount was repaid to the Company in June 2006.

NOTE 4 - LOAN RECEIVABLE (WRITTEN-OFF) FROM FAILED MERGER CANDIDATE

On September 28, 2004, the Company, under the terms of a secured promissory note, made advances of $300,000 to a possible acquisition candidate. The note, as amended, bears interest at 8% and was due on the earlier of: (a) one year or
(b) on April 15, 2005 if a definitive agreement between the parties was not entered into by March 15, 2005. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party. On April 11, 2005, the Company agreed to extend the due date of the note to June 15, 2005 subject to the Company receiving a principal payment of $50,000, which was subsequently received on April 19, 2005. This note is secured by the assets of the borrower. The Company considers collection of the note to be uncertain and at April 30, 2005 it established a valuation allowance to write this balance down to zero in its financial statements. During February and March 2006, the Company received an aggregate of $10,000 in payments under this note and it continues to pursue collection. Such payments were included in other income in the accompanying financial statements as a partial recovery of amounts previously written-off. At April 30, 2006, the amount due on the note and unpaid interest income aggregates approximately $273,000 (including approximately $20,000 of interest for the fiscal year ended April 30, 2006), the full amount of which has been written down to zero due to uncertainty of collection.

NOTE 5 - INVESTMENT IN NESCO

As discussed in Note 1, at April 30, 2006, the Company holds the equivalent of approximately 4,837,500 shares or 4.4% of Nesco Common Stock. This investment, which had been valued at cost (approximately $39,000), was written down to zero during the fiscal year ended April 30, 2006 as the Company believes the impairment of its investment to be other than temporary. The Company's belief is based on Nesco's deteriorated financial condition, as indicated in its publicly available data, and the lack of any ready market in which to sell such shares over an extended period of time.

NOTE 6 - INVESTMENT BANKING AGREEMENT, EXTINGUISHMENT OF DEBT AND RELATED
MATTERS

On September 9, 2004, the Company entered into an investment banking agreement for advisory services and assistance with an acquisition transaction. Under the terms of the agreement, as amended, bridge financing was provided to the Company of $750,000, in two tranches as described in Note 9. On March 30, 2005, the Company terminated its efforts to complete a definitive acquisition transaction due to the inability of the targeted candidate to cure defaults on certain of its outstanding indebtedness owing to a third party. The Company incurred costs of approximately $86,000 in connection with this failed acquisition which have been expensed in the fiscal year ended April 30, 2005.

As a condition of the agreement, two creditors of the Company were required to reduce the obligations of the Company to them by applying a portion of the Company's obligation to them to the purchase of common stock of the Company. On September 30, 2004, an officer of the Company, under the terms of a security purchase agreement, exchanged $52,500 of funds due him for loans and accrued payroll for 5,250,000 shares of common stock. On September 30, 2004, a note holder of the Company in the amount of $30,000, under the terms of a security purchase agreement, exchanged $10,000 of the debt due him for 1,000,000 shares of common stock. In lieu of the above issuance of common stock, the Company agreed to issue 62,500 shares of its newly designated Series B Convertible Preferred Stock. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Preferred Stock will be automatically converted into 100 shares of common stock. The value of the stock issued ($250,000) was recorded as a reduction of liabilities in the aggregate of approximately $63,000 and approximately $188,000 was charged to expense for the extinguishment of this debt in the fiscal year ended April 30, 2005.

NOTE 7 - SHARE EXCHANGE AGREEMENT AND TERMINATION IN FISCAL 2005

Pursuant to a Share Exchange Agreement, as amended, initially dated as of the 10th day of April, 2004 (the "YBR Agreement"), by and among the Company, Yellow Brick Road Ventures LLC, a New Jersey limited liability company ( "YBR"), and Music Asset Corp., a Delaware corporation ("MAC," then a wholly owned subsidiary of YBR), the Company agreed to acquire from YBR, 100% of the outstanding stock of MAC in exchange for the issuance by the Company of 22,473,214.29 shares of the Company's common stock. The YBR Agreement was subject to YBR providing certain financing to the Company in connection with the exploitation of the assets of MAC. The assets of MAC included the non-exclusive rights to distribute and exploit a music library of approximately 9,000 recordings pursuant to that certain Asset Purchase Agreement (the "Startek Agreement") made the 7th day of April 2004 by and between Startek Entertainment Corp., a New Jersey Corporation ("Startek"), Joe Venneri who is also President of Startek ("Venneri") and MAC. The Startek Agreement provided that a sale of all of the shares of stock of MAC to a third party shall not affect the enforceability of this agreement subject to satisfying certain obligations, which the Company met, including the issuance of 1,000,000 shares of common stock of the Company to Startek.

The Startek Agreement provided for an acquisition price of $4,000,000, payable $1,000,000 on closing, and the balance ($3,000,000) in the form of a Senior Secured Obligation payable as twenty five percent (25%) of Distributable Net Income as specifically defined. As a condition to the sale, Mr. Venneri agreed to be employed for MAC under an employment agreement. The Company was also required to make a non-refundable deposit of $25,000 to Startek, which was funded by a loan from an unrelated third party. In addition, an officer of the Company loaned the Company $5,000 in connection with additional fees related to this transaction. These loans are payable on demand and are non-interest bearing. At April 30, 2005, $10,000 of this debt was converted to equity (See
Note 6) and as of April 30, 2006 the remaining $20,000 is included on the balance sheet in notes and interest payable.

On September 21, 2004, this transaction was terminated as YBR did not satisfy its obligation to deliver the required financing to the Company. In connection with this termination, the Company returned to YBR all shares of the common stock of MAC and issued 57,500 shares of its Series B Preferred Stock which, upon conversion to common shares, would aggregate 5,750,000 shares of common stock (4,250,000 shares to YBR and 1,500,000 shares to advisors as part of the YBR Agreement). The value of the common shares to be issued upon conversion of the Series B preferred shares to common ($173,000) and the non-refundable deposit of $25,000 were charged to operations in prior years.

NOTE 8 - LICENSE AGREEMENT

Under the terms of an amended licensing agreement entered into on January 22, 1999, pertaining to the manufacture and marketing of a medical device, the self-shielding needle, the Company agreed to pay the licensor a maximum royalty of $450,000 which was to be paid at a rate of $2,500 per month. On January 22, 2001, this license agreement effectively terminated as the Company did not obtain the necessary government approval within the required timeframe. Unpaid licensing fees of approximately $379,000 were settled in full on October 21, 2004 for an aggregate payment of $25,000. The remaining balance, $354,000, was recorded as forgiveness of debt in the year ended April 30, 2005.

NOTE 9 - CONVERTIBLE BRIDGE LOANS

On September 29, 2004, the Company received the first tranche of bridge financing in connection with an investment banking agreement (see Note 6). The Company received gross proceeds of $200,000 and entered into a Note Purchase Agreement with an investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note was to convert on a mandatory basis into 20,000,000 shares of common stock under certain conditions which were not met. The lender may exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. Amortization of the related debt discount was approximately $83,000 and $117,000 in the years ended April 30, 2006 and 2005, respectively. Interest expense was approximately $16,000 and $9,000 for the years ended April 30, 2006 and 2005, respectively. The note was not paid at maturity and is in default at April 30, 2006.

The second tranche of bridge financing under the investment banking agreement (see Note 6), $550,000, was received on completion of a November 24, 2004 placement of the Company's one year 8% senior secured convertible promissory notes, plus warrants to purchase 550,000 shares of common stock generally at $0.10 per share. Approximately $11,000 of the proceeds were attributed to the fair value of the warrants. The remaining balance of $539,000 was recorded as debt. The amortization of debt discount was approximately $6,000 and $5,000 in the years ended April 30, 2006 and 2005, respectively. The notes were convertible into common stock on a mandatory basis, and with specified pricing, on the occurrence of certain matters which did not occur. Interest expense was approximately $44,000 and $19,000 for the year ended April 30, 2006 and 2005, respectively. Such notes were not paid at maturity and are in default at April 30, 2006.

The Company paid approximately $114,000 in financing fees associated with these transactions which were amortized over the life of the loans. Amortization of deferred financing costs approximated $61,000 and $53,000 in the years ended April 30, 2006 and 2005, respectively.

NOTE 10 - NOTE PAYABLE

In conjunction with a June 2001 litigation settlement, the Company recorded a long-term note payable in the amount of $75,000 which was due on June 26, 2003 and bears interest at 7% per year. The note was not paid when due and is in default at April 30, 2006. The balance due on the note of approximately $100,000, which includes accrued interest of approximately $25,000 is included in notes and interest payable on the balance sheet.

NOTE 11 - STOCKHOLDERS' DEFICIT

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

On April 7, 2004, the Company designated 3,000,000 shares of Preferred Stock to be Series B Convertible stock. The shares are convertible into 100 shares of common for each share of Preferred B stock. The shares have a liquidation preference of $.04 per share and are automatically convertible to common upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue. The Company issued 120,000 shares of Series B stock in the quarter ended October 31, 2004, which are convertible into 12,000,000 shares of common stock (see Notes 6 and 7).

Shares issued for non-recourse notes to directors and an officer - On June 17, 1998, the Company issued options to three (3) directors and an employee to purchase 1,650,000 shares of the Company's common stock at an exercise price equal to the market price on the date of the grant ($.0938) under the Company's Incentive Stock Option Plan (See below). In addition, an aggregate of 500,000 options granted to an officer under the terms of a prior employment agreement were amended to have an exercise price of ($.0938), the market price on the date of the amendment. All of these options were exercised in June 1998 for an aggregate of 2,150,000 shares in exchange for approximately $202,000 of promissory notes, dated July 1, 1998 and due, as amended, on July 1, 2006 from the three directors and one employee. Such notes bear interest at 8% per annum (approximately 16,000 per year), are secured by the underlying common stock and are non-recourse to the debtor. These notes are currently carried on the Company's financial statements at no value as the Company has established a valuation allowance for the principal and interest in due to the uncertainty of collection.

Shares issued in connection with Share Exchange Agreement - In April 2004, the Company was required to issue 1,000,000 shares of common stock in connection with a Share Exchange Agreement (See Note 7). These shares were issued during the fiscal year ended April 30, 2005 after the value of the shares (approximately $30,000) had been expensed in the prior fiscal year.

Repurchase and Retirement of Series Preferred A Stock - On October 18, 2004, the Company purchased, and retired, all the outstanding shares of Series A Preferred Stock (6,000,000 shares) from the sole shareholder for an aggregate of approximately $19,000.

Stock Option Plans - The Company has adopted a Non-Qualified Option Plan (the "NQ Plan") covering 2,000,000 shares of common stock of the Company, all of which had been reserved for issuance until the Plan terminated in March 2005. Options under the NQ Plan are granted at terms set by the Board of Directors at the time of issuance.

The Company has also adopted an Incentive Option and Stock Appreciation Rights Plan (the "ISO Plan") covering 2,000,000 shares of the Company's common stock, 350,000 of which had been reserved for issuance until the Plan terminated in March 2005. Incentive stock options under the ISO Plan are granted at an exercise price (not less than the fair market value) at the date of grant. Non-qualified options and freestanding stock appreciation rights may also be granted with any exercise price. As of April 30, 2006 and 2005 there are no granted or outstanding options under this plan.

Stock Warrants - For the year ended April 30, 2006 and 2005, warrant activity for warrants issued in connection with convertible debt is as follows:

                                                           Exercise price
                                                Total         per share
                                               --------------------------

               Outstanding, May 1, 2004            -0-                 --
               Warrants granted                550,000            $  0.10
                                               --------------------------
               Outstanding,  April 30, 2005    550,000            $  0.10
               Options granted/expired              --                 --
                                               --------------------------
               Outstanding, April 30, 2006     550,000            $  0.10
                                               ==========================

These warrants are currently exercisable and expire on November 11, 2009.

NOTE 12 - INCOME TAXES

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of April 30, 2006 are as follows:

Deferred Tax Assets:
   Net Operating Loss Carryforward                                  $ 3,300,000
   Tax Basis of Intangible Assets in Excess of Book Basis                80,000
   Additional Reserves                                                  120,000
                                                                    -----------
   Total                                                            $ 3,500,000
                                                                    ===========

Deferred Tax Asset                                                    3,500,000
Valuation Allowance                                                  (3,500,000)
                                                                    -----------

   Net Deferred Tax Asset                                           $        --
                                                                    ===========

The valuation allowance of $3,500,000 represents an increase of approximately $228,000 over the preceding year. Net operating loss carryforwards of approximately $8,300,000 expire beginning in 2011. Changes in the ownership of a majority of the fair market value of the Company's common stock would likely delay or limit the utilization of existing net operating loss carryforwards and credits. The Company believes, based upon limited analysis, that such change may have occurred in the fiscal year ended April 30, 2005. Further, if the Company is successful in its plans to ultimately merge with another company, it is likely that another change, which would further limit the availability of tax losses, may occur in the future.

The difference between the statutory federal income tax rate and the effective rate of income tax expense (zero) for the years ended April 30, 2006 and 2005 results because the Company has no taxable income and therefore establishes a full valuation allowance for any tax benefits computed.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Our chief executive and chief financial officer (who are the same person), after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information relating to us is made known to management, including the chief executive and financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosures.

      (b) Changes in internal controls. In connection with the evaluation referred to in (a) above, we have identified no change in our internal control over financial reporting that occurred during the year ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Inherent Limitations on Effectiveness of Internal Controls

      The Company's management, including the chief executive and financial officer (who are the same person), do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

      Name                 Age      Position Held
      ----                 ---      -------------

Matthew L. Harriton        42       President, Chief Executive Officer, Chief
                                     Financial Officer and Director

Dr. Daniel Durchslag       61       Director

Background of Executive Officers and Directors

      Matthew L. Harriton has served as the Chief Financial Officer of the Company since January 1996. In April 1997, Mr. Harriton became the Chief Executive Officer and a Director of the Company, and assumed the position of President. Mr. Harriton also serves as President and Chief executive Officer of Nesco Industries, Inc. and subsidiaries in which the Company has a 4.44% minority voting interest, since May 2004. Prior to joining Embryo Development Corporation, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation from June 1994 until December 1995, Coopers & Lybrand from September 1990 until May 1994, and The First Boston Corporation from June 1986 until May 1988. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

      Dr. Daniel Durchslag, DDS,, has been practicing General, Cosmetic and Sports Dentistry in Beverly Hills, CA, since 1980. From 1973 until 1979, he was an Associate Professor and Director of Clinics at the University of Southern California School of Dentistry. He is a graduate of the University of Wisconsin and Loyola University/Chicago
College of Dental Surgery.

      Each director of the Company is entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors of the Company. In June 1998 Messr. Durchslag was granted options, (which were subsequently exercised), to purchase 250,000 shares of the Company's common stock, and Mr. Harriton, the President and Chief Executive and Financial Officer of the Company was granted options, (which were subsequently exercised) to purchase 750,000 shares of the Company's common stock, all at an exercise price equal to the market price on the date of the grant ($0.0938) exercisable for a period of four years. Payment for such option exercises in 1998 were made by delivery of non-recourse 8% notes payable which, as amended in 2003, became due in July 1, 2006 but were not paid. See, Item 12. "Certain Relationships and Related Transactions." The Directors receive no other compensation for serving on the Board of Directors. The members of the Board of Directors intend to meet at least quarterly during the Company's fiscal year, and at such other times duly called.

      The directors will serve until their successors have been duly elected and qualified.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth, for the Company's last three fiscal years, all compensation awarded to, earned by or paid to all persons serving as the Company's chief executive officer ("CEO") and the most highly compensated executives officer of the Company other than the CEO or interim CEO whose salary and bonus payments exceeded $100,000 in fiscal 2005.

                                                                   SUMMARY COMPENSATION TABLE
                                                                     Annual Compensation
                                                                   --------------------------
                                                                                                           Long Term
                                             Year                                                         Compensation
                                            Ended                                          Other            Options/
Name & Principal Position                  April 30,    Salary ($)       Bonus ($)     Compensation ($)     SAR (#)
-------------------------                  ---------    ----------       ---------     ----------------     -------
Matthew Harriton (Chief Executive            2006        $120,000            --            $      0            --
and Chief Financial Officer)(1)              2005        $ 30,000            --            $      0            --
                                             2004        $ 30,000            --            $      0            --

----------

      (1) Matthew Harriton, had ceased receiving a salary in October 2003. Beginning in February 2005, a salary of $10,000 per month has been accrued for Mr. Harriton but none has been paid. In September 2004, Mr. Harriton was to be issued an aggregate of 5,250,000 shares of common stock in exchange for $52,500 of funds due him. Of this amount, $47,500 was related to prior accrued payroll that had not been paid in prior years and $5,000 was related to a loan he had made to the Company. In lieu of the above issuance of common stock, the Company agreed to issue 52,500 shares of its newly designated Series B Convertible Preferred Stock. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Preferred Stock will be automatically converted into 100 shares of common stock. The value of the stock issued ($210,000) was recorded as a reduction of liabilities in the aggregate of $52,500 and $157,500 was charged to operations for the extinguishment of this debt.

Options/SAR Grants in Last Fiscal Year

      During fiscal 2006 no option grants were made to the named executive officers.

Aggregated Option/SAR Exercises in Fiscal 2006 and Fiscal 2006 Year-End Option/SAR Value

Information relating to the number and value of options exercised during the year and held at year end by such named executive officers is set forth in the following table:

                                                                                           Value of Unexercised
                                                                   Number of Unexercised       In-the Money
                                      Shares                        Options/SARs at F/Y     Options/SARs at F/Y
                                    Acquired on        Value       End (#) Exercisable/     End ($)Exercisable/
                                   Exercise (#)     Realized($)        Unexercisable           Unexercisable
                                  ---------------- -------------- ------------------------ --------------------
Matthew Harriton                         0              $0                -0-/-0-               $-0-/$-0-

Long-Term Incentive Plans

      Not Applicable.

Employment Agreements

      None

Stock Option Plans and Agreements

      1995 Incentive Option and Stock Appreciation Rights Plan -- As of March, 1995, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 1995 Incentive Stock Option and Stock

Appreciation Rights Plan ("Incentive Option Plan"). The purpose of the Incentive Option Plan was to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs") as well as non-qualified options and stock appreciation rights ("SARs").

      The Incentive Option Plan was administered by the Board of Directors or a committee appointed by the Board of Directors (the "Committee") which determined, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, non-qualified options or SARs or a combination thereof, and the number of shares to be subject to such options and SARs.

      No option or SAR may be granted under the Incentive Option Plan after March 15, 2005 and no option or SAR may be outstanding for more than ten years after its grant.

      The Incentive Option Plan provided for the granting of ISOs to purchase Common Stock at an exercise price to be determined by the Board of Directors or the Committee not less than the fair market value of the Common Stock on the date the option is granted. Non-qualified options and freestanding SARs could be granted with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option.

      The total number of shares with respect to which options and SARs could be granted under the Incentive Option Plan was 2,000,000. ISOs could not be granted to an individual to the extent that in the calendar year in which such ISOs first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. Additionally, no option or SAR could be granted for more than five (5) years to a shareholder owning 10% or more of the Company's outstanding Common Stock.

      Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company could lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations, or in its discretion, accept payment by non-recourse promissory note. SARs may be settled, in the Board of Directors' discretion, in cash, Common Stock, or in a combination of cash and Common Stock. The exercise of SARs cancels the corresponding number of shares subject to the related option, if any, and the exercise of an option cancels any associated SARs. Subject to certain exceptions, options and SARs may be exercised any time up to three months after termination of the holder's employment.

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

      As of July, 2005 options to purchase 1,650,000 shares of common stock, and no SARs had been granted and exercised under the Incentive Option Plan and otherwise. No further grants may be made in the future.

      1995 Non-Qualified Option Plan - As of March 1995, the Directors and stockholders of the Company adopted the 1995 Non-Qualified Stock Option Plan (the "Non-Qualified Option Plan"). The purpose of the Non-Qualified Option Plan was to enable the Company to encourage key employees, Directors, consultants, distributors, professionals and independent contractors to contribute to the success of the Company by granting such employees, Directors, consultants, distributors, professionals and independent contractors non-qualified options. The Non-Qualified Option Plan will be administered by the Board of Directors or the Committee in the same manner as the Incentive Option Plan.

      The Non-Qualified Option Plan provides for the granting of non-qualified options at such exercise price as may be determined by the Board of Directors, in its discretion. The total number of shares with respect to which options may be granted under the Non-Qualified Option Plan is 2,000,000.

      Upon the exercise of an option, the holder was required to make payment of the full exercise price. Such payment could be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company could lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. Subject to certain exceptions, options may be exercised any time up to three months after termination of the holder's employment or relationship with the Company.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information, as of July 20, 2006 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group.

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

                                                            Percentage                        Percentage
                                       Shares of              (%) of                         (%) of Total
Name and Address                        Common                Common          Shares of        Combined
of Beneficial Owner                   Stock Owned              Stock      Preferred Stock(1)    Vote(1)
-------------------                   -----------              -----      ------------------    -------
Daniel Durchslag                          250,000               1.3              --               1.3
9400 Brighton Way
Suite 402
Beverly Hills, CA 90210
Karen Nazzareno (5)(6)                    400,000               2.0              --               2.0
Matthew L. Harriton (6)                 6,500,000              32.5              --              32.5
Santo Petrocell i(2)                    1,000,000               5.0              --               5.0
12-12 43rd Avenue
Long Island City, NY 11101
Startek Entertainment Corp.(3)          1,000,000               5.0              --               5.0
336 East Pleasant Grove Road
Jackson, NJ 08527
Advisor Shares(4)                       1,500,000               7.5              --               7.5
Various
YBR (4)(6)                              4,250,000              21.3              --              21.3

All directors and officers              7,150,000              35.8              --              35.8
as a group (3 persons)

(1) Holders of preferred stock are entitled to vote on all matters of the Company submitted to a vote of stockholders with one share of preferred stock equaling the same voting rights as one share of common stock. Series A Preferred stock was retired and each share of Series B Preferred Stock is treated as being converted into 100 shares of common stock.

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

(3) Startek Entertainment is a corporation that was granted 1,000,000 shares in April 2004 of Common Stock in connection with an asset purchase agreement with MAC. MAC was a party to a certain Share Exchange Agreement between the Company and YBR. See Item 12 "Certain Relationships and Transactions." The value of the common shares granted ($30,000) was charged to operations in the prior year; the shares were issued in December 2004. In January 2005, 600,000 of these shares were transferred to individual shareholders of Startek.

(4) YBR and certain advisors were granted 4,250,000 and 1,500,000 shares, respectively, of Common Stock in connection with a Share Exchange Agreement with the Company. See Item 12 "Certain Relationships and Transactions." The value of the common shares to be issued ($172,500) was charged to operations in the prior year. In September 2004, 57,500 Series B Preferred shares were issued, which will be converted to 5,750,000 shares of common stock to these parties.

(5) Ms. Nazzareno, a former employee of the Company, was appointed Secretary in November 2004.

(6) The address for these persons is c/o Embryo Development Corporation, 305 Madison Avenue, New York, NY 10165

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

      The above options were exercised in June, 1998 and an aggregate of 2,150,000 shares of common stock of the Company were issued. Payment to the Company of an aggregate amount of $201,670 was made by delivery by all such persons to the Company of non-recourse promissory notes, which were due on July 1, 2003, with interest at 8% per annum and are secured by the common stock purchased. On July 1, 2003, the notes were extended for an additional three (3) year period under the same terms and conditions as the original notes. At maturity on July 1, 2006, these notes were not paid by the holders.

      On September 1, 2001, the Company entered into a sublease with Hydrogel Design Systems, Inc. ("HDS"), a subsidiary of Nesco, for office space on a month to month basis. In May, 2004, the lease expired and the Company ceased paying rent. The Company has been able to remain in the office space as the space is shared with HDS and other tenants and Company's use is minimal. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.

      The Company holds the equivalent of approximately 4,837,500 common shares or 4.4% of Nesco Industries, Inc. ("Nesco"), a publicly traded company which was listed on the Over The Counter Bulletin Board Exchange (OTCC BB, Symbol NESK), but is currently listed on the "pink sheets" as NESK.PK. Nesco was engaged primarily in asbestos abatement contracting but had ceased operations in 2003.

      The Company held a 10.3% minority voting investment interest in Hydrogel Design Systems, Inc. ("HDS"), a privately held Delaware corporation engaged in the manufacturing, marketing, selling and distribution of hydrogel materials.

      On May 25, 2004, Nesco, HDS, certain stockholders of Nesco and certain stockholders of HDS completed the transactions contemplated by the Share Exchange Agreement, dated as of April 29, 2004 (the "Exchange Agreement"), whereby HDS became a majority owned subsidiary of Nesco and the holders of HDS common stock and debt hold a majority interest of Nesco. The transactions contemplated by the Exchange Agreement are intended to be a tax free exchange pursuant to Section 368 of the Internal Revenue Code of 1986. Nesco had intended to issue shares of its common stock in exchange for the equity securities of HDS in certain ratios as provided for in the Exchange Agreement. However, because Nesco did not have the required number of authorized shares of common stock to complete the exchange on this basis, it agreed to issue shares of its newly designated Series B Preferred Stock ("Preferred Stock") for, among others, equity and debt of HDS as described in the Exchange Agreement. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which Nesco is authorized to issue, each share of the Preferred Stock would be automatically converted into shares of Nesco Common Stock. The shares described as being owned by Company reflect this conversion. The HDS Shareholders who participated in the exchange included Matthew Harriton, the Chief Executive Officer and a director of HDS, and the President and a Director of Embryo. Mr. Harriton was the owner of 225,000 shares of HDS Common Stock. As part of the Exchange Agreement, Mr. Harriton has joined the board of directors of Nesco and has entered into an Employment Agreement for a term of 3 years.

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

      On September 21, 2004, this transaction was unwound as YBR did not satisfy its obligation to deliver the required financing to the Company. In connection with this termination, the Company redelivered to YBR all shares of the common stock of MAC and issued 57,500 shares of its Series B Preferred Stock which, upon conversion to common shares, will aggregate 5,750,000 shares of common stock; 4,250,000 shares will be issued to YBR and 1,500,000 shares will be issued to advisors as part of the YBR Agreement. The value of the common shares to be issued ($172,500) upon conversion of the Series B preferred shares to common was charged to operations in the year ended April 30, 2004. The non refundable deposit in the amount of $25,000 was charged to operations in the year ended April 30, 2004.

      On September 9, 2004, the Company entered into an investment banking agreement with Sloan Securities Corp. for an initial term of 180 days for advisory services and to obtain bridge financing of up to $950,000 in connection with an acquisition transaction. The Company received gross proceeds of $750,000 in connection with this agreement. This bridge financing was provided by accredited investors, the terms of which were agreed upon by the Company and the entities providing the financing. On September 28, 2004, the Company, under the terms of a secured promissory note, made advances of $300,000 to a possible acquisition candidate, AES Management Buyout Company, Inc. ("AMBO"). The note, as amended, bears interest at 8% and was due on the earlier of (a) one year or
(b) on April 15, 2005 if a definitive agreement between the parties was not entered into by March 15, 2005. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with AMBO due to the inability to cure defaults on certain of its outstanding indebtedness owing to a third party. On April 11, 2005, the Company agreed to extend the due date of the note to June 15, 2005 subject to the Company receiving a principal payment of $50,000, which was subsequently received on April 19, 2005. This note is secured by the assets of the borrower. Accrued interest approximated $33,000 at April 30, 2006. To date, the note and related interest has not been paid except for partial payments aggregating $10,000 which were received in February and March 2006. At April 30, 2005, the amount due on the note and accrued interest in the aggregate of $273,074 has been reserved for by the Company as collectibility is uncertain at this time. The Company incurred costs of approximately $86,000 in connection with this failed acquisition which have been expensed in the fiscal year ended April 30, 2005.

      As a condition of the investment banking agreement, two creditors of the Company were required to reduce the obligations of the Company to them by applying a portion of the Company's obligation to them to the purchase of common stock of the Company. On September 30, 2004, an officer of the Company, Matthew Harriton, President and Director, under the terms of a security purchase agreement, agreed to exchange $52,500 of funds due him for loans and accrued payroll for 5,250,000 shares of common stock. On September 30, 2004, Santo Petrocelli, a note holder of the Company in the amount of $30,000, under the terms of a security purchase agreement, agreed to exchange $10,000 of the debt due him for 1,000,000 shares of common stock. In lieu of the above issuance of common stock, the Company agreed to issue 62,500 shares of its newly designated Series B Convertible Preferred Stock. Upon filing of the Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue, each share of the Preferred Stock will be automatically converted into 100 shares of common stock. The value of the stock issued ($250,000) was recorded as a reduction of liabilities in the aggregate of $62,500 and $187,500 was charged to operations for the extinguishment of this debt.

      On September 29, 2004, the Company received the first tranche of bridge financing in connection with this investment banking agreement. The Company received gross proceeds of $200,000 from Embryo Partners, LLC and entered into a Note Purchase Agreement with this investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note was to convert on a mandatory basis into 20,000,000 shares of common stock if any time prior to maturity the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control. The lender could exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. This note was not paid at its maturity and is presently in default. To date, the note has not been converted.

      On November 23, 2004, the Company received the second tranche of bridge financing in connection with this investment banking agreement. The Company entered into a Securities Purchase Agreement whereby the Company offered for sale up to $750,000 of its one year 8% senior secured convertible promissory notes. The purchasers of the notes would also receive five year warrants to purchase an aggregate of up to 750,000 shares of the Company's common stock at an exercise price of $.10 per share (1 warrant for each $1 of principal amount of note). On November 24, 2004 the offering was completed and the Company issued notes in the principal amount of $550,000 to a series of accredited investors and warrants to purchase 550,000 shares of common stock in connection with these notes. Approximately $11,000 of the proceeds were attributed to the fair value of the warrants. This amount was recorded as an equity component. The remaining balance of $539,000 was recorded as debt. The notes were convertible into common stock on a mandatory basis if the Company consolidates with, or merges into, another corporation or entity, or effects any other corporate reorganization resulting in a change in control within six months from the date of the notes, or if any time prior to the maturity date the Company consummates a private equity financing or series of such financings in which the Company receives gross proceeds of at last $3 million at a pre-money valuation of at least $20 million. The notes shall convert at a per share price equal to a 25% discount to the per share price of the financing shares sold to investors in the financing. The lender may exercise a discretionary conversion during the last 120 days prior to the maturity date of the notes at a conversion price of $.10 per share or at any time prior to maturity if the Company consummates a financing but it is at a pre-money valuation of less than $20 million dollars at a per share price equal to a 25% discount to the per share price of financing shares actually sold to investors in such financing. The notes were not paid at maturity and are currently in default. To date, the notes have not been converted.

      On October 18, 2004, the Company purchased all the outstanding shares of Series A Preferred Stock (6,000,000 shares) from the sole shareholder M.D. Funding for an aggregate of $20,000. This stock has been retired.

      On April 22, 2005, the Company entered into an investment banking agreement with Sloan Securities Corp. for an initial term of 180 days to obtain bridge financing of $42,000,000 in connection with an asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company. The Company negotiated agreements to complete that asset purchase transaction which was to close no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of Sloan Securities Corp. has personally guaranteed repayment to us of the payment into the escrow deposit. The transaction did not close by that date and the $100,000 deposit was delivered to the prospective seller. No binding letter of intent or definitive agreement has resulted from this effort. At April 30, 3006, $55,000 of this escrow deposit had been returned to the Company and $45,000 remained outstanding. Through June 30, 2006, the Company the remaining $45,000 has been refunded to the Company.

Item 13. EXHIBITS

3.01(A)   Certificate of Incorporation of the Company.
3.02(A)   By-Laws of the Company.
3.03(D)   Certificate of Designations of Series B Convertible Preferred Stock
3.04(D) Amendment to Certificate of Designations of Series B Convertible Preferred Stock
4.1 (E) 8% Senior Secured Convertible Promissory Notes - by and among the Company and accredited investors dated November 23, 2004.
4.2 (E) Warrant issued in conjunction with 8% Senior Secured Convertible Promissory Notes - by and among the Company and accredited investors dated November 23, 2004.
4.3 Stock Purchase Agreement by and between the Company and Matthew Harriton dated September 21, 2004.
4.4 Stock Purchase Agreement by and between the Company and Santo Petrocelli dated September 21, 2004.
4.5 8% Convertible Promissory Notes - by and among the Company and Embryo Partners, LLC dated September 29, 2004.
10.01(A) Asset Purchase Agreement by and between C.F. Electronics and the Company dated September 14, 1995.
10.03(C) Promissory Note between Sterling Foster Securities Litigation Fund and the Company dated June 26, 2001.
10.04 Secured Promissory Note between AES Management Buyout Company and the Company dated September 28, 2004.
10.05 Amendment #1 dated January 25, 2005 to the Secured Promissory Note between AES Management Buyout Company and the Company dated September 28, 2004.
10.06 Amendment #2 dated April 11, 2005 to the Secured Promissory Note between AES Management Buyout Company and the Company dated September 28, 2004.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants, Rothstein Kass & Company, P.C. applicable to the fiscal years ended April 30, 2006 and April 30, 2005:

      Fee Category                        2006               2005
                                        -------            -------
      Audit fees                        $25,000            $30,200
      Audit-related fees                     --                 --
      Tax fees                            6,000                 --
      All other fees                         --                 --
                                        -------            -------
      Total fees                        $31,000            $30,200
                                        =======            =======

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

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: New York, New York
       August 3, 2006

                                    EMBRYO DEVELOPMENT CORPORATION


                                    By: /s/ Matthew L. Harriton
                                        Matthew L. Harriton
                                        Chief Executive Officer, Chief Financial
                                        Officer Principal Accounting Officer and
                                        Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----


/s/ Matthew L. Harriton        Chief Executive Officer,           August 3, 2006
-----------------------        Chief Financial Officer,
Matthew L. Harriton            Principal Accounting Officer
                               and Director


/s/ Daniel Durchslag           Director                           August 3, 2006
-----------------------
Daniel Durchslag

                                INDEX TO EXHIBITS

No.                                Description
---                                -----------

31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.