Form 10QSB
period 2006-07-31
EMBRYO DEVELOPMENT CORP
filed 2006-09-21
CIK 945439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For quarterly period ended July 31, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-27028

                         EMBRYO DEVELOPMENT CORPORATION
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                            13-3832099
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation of organization)                           Identification Number)

                         305 Madison Avenue, Suite 4510
                            New York, New York 10165
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 808-0607
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

   Class                                          Outstanding at August 18, 2006
------------                                      ------------------------------
Common Stock                                                 6,745,000

Transitional Small Business Disclosure format: Yes |_|  No |X|

                         EMBRYO DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I - Financial Information

         Item 1. Financial Statements:

                 Condensed Balance Sheet.......................................1

                 Condensed Statements of Operations............................2

                 Condensed Statements of Cash Flows............................3

                 Notes to Condensed Financial Statements...................4 - 7

         Item 2. Management's Discussion and Analysis
                  or Plan of Operation ...................................8 - 10

         Item 3. Controls and Procedures......................................10

Part II. - Other Information.............................................10 - 11

Signatures....................................................................11

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         EMBRYO DEVELOPMENT CORPORATION
                             CONDENSED BALANCE SHEET
                                  July 31, 2006
                                   (Unaudited)

ASSETS

CURRENT ASSETS - Cash                                                              $      5,000
                                                                                   ------------

      Total Assets                                                                 $      5,000
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable, accrued expenses and other (including approximately
   $197,000 payable to an officer for unpaid compensation)                         $    553,000
  Notes and interest payable, in default                                                122,000
  Convertible bridge loans and interest payable, in default                             854,000
                                                                                   ------------
         Total current liabilities                                                    1,529,000
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.0001 par value; total authorized
   15,000,000 shares, 6,000,000 Series A, 3,000,000 Series B;
   120,000 Series B issued and outstanding, liquidation preference $4,800                    --
 Common stock, $.0001 par value; authorized 30,000,000
   shares; 7,995,000 issued and outstanding                                               1,000
 Additional paid-in-capital                                                          10,635,000
 Accumulated deficit                                                                (12,160,000)
                                                                                   ------------
         Total stockholders' deficit                                                 (1,524,000)
                                                                                   ------------
      Total Liabilities and Stockholders' Deficit                                  $      5,000
                                                                                   ============

See accompanying Notes

                         EMBRYO DEVELOPMENT CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended
                                                          July 31,
                                               -------------------------------
                                                  2006                 2005
                                               ----------           ----------
OPERATING EXPENSES:
  General and administrative                   $   66,000           $   54,000

OTHER (INCOME) EXPENSES:
  Interest and other expense (income)              16,000               19,000
  Amortization of debt discount                        --               53,000
  Amortization of financing costs                      --               30,000
  Cost of failed asset acquisition                     --              133,000
                                               ----------           ----------

 Total Other (Income) Expenses                     16,000              235,000
                                               ----------           ----------

 NET LOSS                                     ($   82,000)         ($  289,000)
                                               ==========           ==========

BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                              $    (0.01)          $    (0.04)
                                               ==========           ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN COMPUTING
 BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                               7,995,000            7,995,000
                                               ==========           ==========

See accompanying Notes

                         EMBRYO DEVELOPMENT CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three months ended
                                                                                  July 31,
                                                                         ---------------------------
                                                                           2006              2005
                                                                         ---------         ---------
OPERATING ACTIVITIES:
  Net loss                                                               $ (82,000)        ($289,000)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Amortization of debt discount                                               --            53,000
    Amortization of financing costs                                             --            30,000
    Write-off of deferred asset acquisition costs                               --            38,000
Changes in operating assets and liabilities, Increase (Decrease):
    Accounts payable, accrued expenses and other
     (including interest)                                                   39,000           141,000
                                                                         ---------         ---------

        Net cash used in operating activities                              (43,000)          (27,000)
                                                                         ---------         ---------
INVESTING ACTIVITIES:
    Payment of asset acquisition deposit                                        --          (100,000)
    Return of asset acquisition deposit                                     45,000                --
                                                                         ---------         ---------
        Net cash provided by (used in) investing activities                 45,000          (100,000)
                                                                         ---------         ---------

FINANCING ACTIVITIES:
    Deferred financing costs                                                    --            (4,000)
                                                                         ---------         ---------
        Net cash used in financing activities                                   --            (4,000)
                                                                         ---------         ---------

NET INCREASE (DECREASE) IN CASH                                              2,000          (131,000)

CASH at beginning of period                                                  3,000           135,000
                                                                         ---------         ---------

CASH at end of period                                                    $   5,000         $   4,000
                                                                         =========         =========

SUPPLEMENTAL INFORMATION ON CASH FLOWS:
  Cash interest paid                                                     $      --         $      --
                                                                         =========         =========

See accompanying Notes

EMBRYO DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Activities; Liquidity and Going Concern:

      Company Activities - Embryo Development Corporation (the "Company") is a Delaware Corporation which is focused on engaging in a "reverse merger" transaction with an unrelated business that could benefit from our status as a public reporting company. Our other activities include preserving cash, raising cash and continuing our public reporting.

The Company was formed in 1995 to develop, acquire, manufacture and market various bio-medical devices throughout the United States. The Company devoted its efforts primarily to various organizational activities, including negotiating of license agreements inclusive of its proprietary Self-Shielding Needle, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995, and undertaking preliminary activities for the commencement of operations. The Company generated minimal revenues. All of the license agreements for the development of various medical devices, inclusive of the Self-Shielding Needle, have effectively been terminated and the Company has determined that the remaining assets it had purchased relating to medical products have no viable marketability. As a result, management has determined that the Company is a "shell company".

The Company's merger related activities have included the following:

      - In April 2004, the Company entered into a Share Exchange Agreement with Yellow Brick Road Ventures, LLC. On September 21, 2004, this transaction was terminated as the party involved in the transaction did not deliver the financing to the Company as required by that agreement.

      - In September 2004, the Company raised $750,000 (approximately $637,000 net of financing costs) of bridge financing in connection with a proposed acquisition transaction. The Company made advances in the aggregate of $300,000 to a possible merger candidate under the terms of a secured promissory note dated September 28, 2004. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party.

      - On April 22, 2005, the Company entered into an investment banking agreement with a third party to obtain bridge financing of $42,000,000 in connection with a proposed asset purchase transaction whereby the Company would acquire the assets of a nutriceutical company. The Company negotiated agreements to complete that transaction which was to close, as amended, no later than June 10, 2005. The transaction did not close by the required date and is no longer active.

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

EMBRYO DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

      Going Concern Consideration - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no revenues, has incurred cumulative losses of approximately $12,160,000, has a working capital deficit of approximately $1,524,000, utilized cash of approximately $43,000 for operating activities for the three months ended July 31, 2006 and has over $975,000 of debt, including interest, in default at July 31, 2006. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans to deal with this uncertainty is to attempt to collect on outstanding receivables (which have been written down to zero as a result of the uncertainty of collection), raise capital and engage in a merger with an unrelated operating company. There is no assurance that management's plans will be realized. The accompanying financial statements do not reflect any adjustments which might be necessary to the carrying amount and classification of assets and liabilities should the Company be unable to continue as a going concern.

2. Basis of Presentation:

      The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company as of July 31, 2006 and for the three month periods ended July 31, 2006 and 2005. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended April 30, 2006. The results of operations for the three month period ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year.

3. Loan Receivable (Written-Off) From Failed Merger Candidate:

      On September 28, 2004, the Company, under the terms of a secured promissory note, made advances of $300,000 to a possible acquisition candidate. The note, as amended, bears interest at 8% and was due on the earlier of: (a) one year or (b) on April 15, 2005 if a definitive agreement between the parties was not entered into by March 15, 2005. On March 30, 2005, the Company terminated its efforts to complete a definitive transaction with this party due to the inability of the candidate to cure defaults on certain of its outstanding indebtedness owing to a third party. On April 19, 2005, the Company received a principal payment of $50,000. In February and March 2006, an aggregate of an additional $10,000 was paid to the Company on this note. This note is secured by the assets of the borrower. Through July 31, 2006, the remainder of the note ($240,000) has not been paid and the Company continues to pursue collection. At July 31, 2006, the amount due on the note and accrued interest aggregates approximately $278,000 (including approximately $5,000 of interest for the three months ended July 31, 2006). The Company considers collection uncertain and has provided a valuation allowance to write the balance down to zero in the financial statements.

4. Investment in Nesco

      As of July 31, 2006, pursuant to the share exchange agreement described in
Note 1, the Company now holds the equivalent of approximately 4,837,500 shares or 4.41% of Nesco Common Stock. This investment had been valued at cost which approximated $39,000. However, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1, The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments, the Company established a 100% valuation allowance for this investment in light of its illiquidity and Nesco's deteriorated financial condition as reflected in its public filings.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

5. Deposit on proposed merger and related costs:

      On April 22, 2005, the Company entered into an investment banking agreement with a third party to obtain bridge financing of $42,000,000 in connection with a proposed asset purchase transaction whereby the Company would acquire the assets of a nutraceutical company and negotiated agreements to complete that transaction no later than May 25, 2005. On June 6, 2005, the Company deposited $100,000 into an escrow account as a good faith deposit in order to extend the closing date for the transaction until June 10, 2005. A principal of the investment banking firm personally guaranteed repayment of the escrow deposit. The transaction did not close by that date and the $100,000 deposit was transferred out of escrow and delivered to the prospective seller. The Company has terminated discussions regarding this transaction. As of July 31, 2006, the entire $100,000 has been repaid, $55,000 prior to April 30, 3006 and $45,000 in the three months ended July 31, 2006. In addition, this party advanced the Company an additional $5,000 in June 2006 which is included in other current liabilities. The Company had incurred additional costs in connection with this asset acquisition of approximately $133,000 which are included in operations as costs of failed asset acquisition in the three months ended July 31, 2005.

6. Convertible Bridge Loans:

On September 29, 2004, the Company received the first tranche of bridge financing in connection with an investment banking agreement (see Note 6 to financial statements as of and for the year ended April 30, 2006). The Company received gross proceeds of $200,000 and entered into a Note Purchase Agreement with an investor. Pursuant to the agreement, the investor purchased from the Company a $200,000 one year 8% convertible promissory note. The note was to convert on a mandatory basis into 20,000,000 shares of common stock under certain conditions which were not met. The lender may exercise a discretionary conversion at any time prior to maturity. The value of the beneficial conversion feature of the convertible debt was in excess of the aggregate proceeds received which resulted in the total proceeds of $200,000 being recorded as an equity component. Amortization of the related debt discount was approximately $50,000 in the year ended July 31, 2005. Interest expense was approximately $4,000 for each of the three months ended July 31, 2006 and 2005. The note was not paid at maturity and is in default at July 31, 2006.

The second tranche of bridge financing under the investment banking agreement (see Note 6 to financial statements as of and for the year ended April 30, 2006), $550,000, was received on completion of a November 24, 2004 placement of the Company's one year 8% senior secured convertible promissory notes, plus warrants to purchase 550,000 shares of common stock generally at $0.10 per share. Approximately $11,000 of the proceeds were attributed to the fair value of the warrants. The remaining balance of $539,000 was recorded as debt. The amortization of debt discount was approximately $3,000 in the three months ended July 31, 2005. The notes were convertible into common stock on a mandatory basis, and with specified pricing, on the occurrence of certain matters which did not occur. Interest expense was approximately $11,000 in each of the three months ended July 31, 2006 and 2005. Such notes were not paid at maturity and are in default at July 31, 2006.

The Company paid approximately $114,000 in financing fees associated with these transactions which were amortized over the life of the loans. Amortization of deferred financing costs approximated $30,000 in the three months ended July 31, 2005.

7. Notes Payable:

      In conjunction with a June 2001 litigation settlement the Company recorded a note payable in the amount of $75,000 which was due on June 26, 2003 and bears interest at 7% per year. The note was not paid when due. No default has been declared on the note. The balance due on the note together with accrued interest ($102,000) is included in current liabilities.

      In conjunction with a failed merger in the fiscal year ended April 30, 2005, an unrelated third party loaned the Company $30,000, of which $20,000 is outstanding at July 31, 2006. The loan is payable on demand and is non-interest bearing.

EMBRYO DEVELOPMENT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

8. Stockholders' Deficit:

      Shares issued for non-recourse notes to directors and an officer - On June 17, 1998, the Company issued options to three (3) directors and an employee to purchase 1,650,000 shares of the Company's common stock at an exercise price equal to the market price on the date of the grant ($.0938) under the Company's Incentive Stock Option Plan (See below). In addition, an aggregate of 500,000 options granted to an officer under the terms of a prior employment agreement were amended to have an exercise price of ($.0938), the market price on the date of the amendment. All of these options were exercised in June 1998 for an aggregate of 2,150,000 shares in exchange for approximately $202,000 of promissory notes, dated July 1, 1998 and due, as amended, on July 1, 2006 from the three directors and one employee. Such notes bear interest at 8% per annum (approximately $16,000 per year), are secured by the underlying common stock and are non-recourse to the debtor. These notes are currently carried on the Company's financial statements at no value as the Company has established a valuation allowance for the principal and interest due to the uncertainty of collection. In August 2006, 1,250,000 of such shares were surrendered by an officer in exchange for the elimination of approximately $118,000 of non-recourse note payable by him together with related accrued interest of approximately $77,000.

      Net Loss Per Share -Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Because the Company incurred a net loss, diluted net loss per share was the same as basic net loss per share for the three months ended July 31, 2006 and 2005, since the effect of any potentially dilutive securities would be antidilutive.

      The loss per common share for the three months ended July 31, 2006 includes the current outstanding common shares in the aggregate of 7,995,000 shares. Outstanding options and warrants are not considered when their effect is antidilutive.

      The Company has outstanding an aggregate of 120,000 shares of Series B preferred stock which are automatically convertible to common stock at 100 shares of common for each share of Preferred B stock. These shares will convert to 12,000,000 shares of common stock upon the filing of a Certificate of Amendment to the Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Some of these many risks include:

      o we may issue shares of our capital stock or debt securities to raise capital and/or to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership,

      o because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate any viable business combination,

      o we may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business,

      o we have no full time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, currently working without collecting cash compensation,

      o we have incurred significant net losses in the past, and are in default under certain financial obligations, and unless we receive additional financing, we may be forced to cease all operations and liquidate our company.

      For a more complete listing and description of these and other risks that the Company faces please see our filings with the Securities and Exchange Commission including our Annual Report on Form 10-KSB for the year ended April 30, 2006. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

Overview and Background

      Embryo Development Corporation (the "Company") is a Delaware Corporation which is focused on engaging in a "reverse merger" transaction with an unrelated business that could benefit from our status as a public reporting company. Our other activities include preserving cash, raising cash and continuing our public reporting.

      The Company was formed in 1995 to develop, acquire, manufacture and market various bio-medical devices throughout the United States. The Company devoted its efforts primarily to various organizational activities, including negotiating of the exclusive license to seven (7) medical devices developed by Dr. Lloyd Marks, inclusive of the Self-Shielding Needle, developing its business strategy, hiring management personnel, raising capital through an initial public offering which was completed in November 1995, and other activities for the commencement of operations. The Company generated minimal revenues. All of the license agreements for the development of various medical devices, inclusive of the Self-Sheilding Needle, have effectively been terminated and the Company has determined that the remaining assets it had purchased relating to medical products have no viable marketability. As a result, management has determined that the Company is a "shell company".

The Company's merger related activities have included the following:

      - In April 2004, the Company entered into a Share Exchange Agreement with Yellow Brick Road Ventures, LLC. On September 21, 2004, this transaction was terminated as the party involved in the transaction did not deliver the financing to the Company as required by that agreement.

      - In September 2004 we raised gross proceeds of $750,000 in connection with a proposed acquisition transaction. The Company made advances of $300,000 to the acquisition target under a secured promissory note (the "Note"). In 2005, the Company terminated its efforts to complete a definitive transaction with this party. The Note remains payable to us but has not been paid. The Company has written the note down to zero but continues to pursue collection.

      - In April 2005 the Company entered into an investment banking agreement intended to raise $42,000,000 in connection with a proposed asset purchase transaction. In connection therewith, the Company deposited $100,000 (the "Deposit") into an escrow account. The deposit has been transferred out of escrow to the prospective seller. Through July 31, 2006, the entire deposit has been repaid including approximately $55,000 repaid prior to April 30, 2006 and approximately $45,000 during the three months ended July 31, 2006.

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

      Additional background and historical information can be found in the Company's other reports to the Securities and Exchange Commission including its Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.

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

      At July 31, 2006, the Company had approximately $5,000 in cash and a working capital deficit of approximately $1,524,000. For the three months ended July 31, 2006, the Company used approximately $43,000 in cash in operations and incurred a net loss of approximately $82,000. The Company's accumulated deficit at July 31, 2006 was approximately $12,160,000. Further, certain convertible bridge notes and related interest became due and payable on March 29, 2006, were not paid and are now in default. As such, the Company does not have the financial resources to continue for the next twelve months.

      The Company funded its activities in the three months ended July 31, 2006 by receiving the refund of the remaining approximately $45,000 of deposits it had previously made. The Company's plans to fund its operations in the short term include continuing to pursue collection of the $300,000 Note discussed above and seeking new sources of funding, if any. There is no assurance that further collections on the Note will be made or that any other new money can be raised. Further, since significant debt is currently in default, the Company may be forced to cease operations at any time.

      Critical Accounting Principles -

      We have identified critical accounting principles that affect our condensed financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

      Going Concern Consideration - Our condensed financial statements have been prepared assuming we are a "going concern." Our planned activities are dependant on collection of certain receivables until additional capital can be raised or a strategic business arrangement consummated as well as forbearance by our creditors. There can be no assurance that our plans to address this need can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the condensed financial statements which could result should we be unable to continue as a going concern.

Item 3. Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, who are the same person, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period, our disclosure controls and procedures contained a material weakness in that, due to financial constraints, we have been unable to file our periodic reports under the Exchange Act on time.

Internal Controls over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that during the fiscal quarter to which this report relates, have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. - Legal Proceedings

      In June 2001, definitive settlement documents were executed in connection with a consolidated class action in which the Company was a defendant. The settlement documents provided that the Company would pay $100,000 by remitting to the class representatives $25,000 and a note in the amount of $75,000 payable in June 2003 with interest thereon at 7% per year. The Company had remitted the funds and note described above to the class representatives to be held by them in accordance with the terms of the settlement agreement and pending final court review of the settlement. In December 2002, the court approved the settlement. The note was not paid when due. No default has been declared on the note. The balance due on the note, together with accrued interest, of approximately $101,750 is included in current liabilities.

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

                                       EMBRYO DEVELOPMENT CORPORATION


                                       By: /s/ Matthew L. Harriton
                                           -------------------------------------
                                           Matthew L. Harriton
                                           President and Chief Executive Officer
                                           Chief Financial Officer

Dated: September 11, 2006